Form 10-Q
period 1996-04-26
ETEC SYSTEMS INC
filed 1996-06-10
CIK 851397

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: April 26, 1996                Commission File Number: 0-26968



                               ETEC SYSTEMS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                                94-3094580
- ------                                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


26460 Corporate Avenue, Hayward, CA                                        94545
- -----------------------------------                                        -----
(Address of principal executive offices)                              (Zip Code)

                                 (510) 783-9210
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No
                                         -------       -------



   18,075,037 shares of Common Stock were outstanding as of April 30, 1996.

This report, including exhibits, consists of 20 pages. The Index of Exhibits is found on page 20.

                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----


Part I - Financial Information
- ------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at
          April 30, 1996 and July 31, 1995                                    3

         Consolidated Statements of Income for the
           three months and nine months ended
           April 30, 1996, and 1995                                           4

         Consolidated Statements of Cash Flows for the
           nine months ended April 30, 1996, and 1995                         5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

Part II - Other Information
- ---------------------------


Item 1.  Legal Proceedings                                                  N/A

Item 2.  Changes in Securities                                              N/A

Item 3.  Defaults Upon Senior Securities                                    N/A

Item 4.  Submission of Matters to a Vote of Security Holders                N/A

Item 5.  Other Information                                                  N/A

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   19

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                     April 30,           July 31,
                                                                                       1996                1995
                                                                                  --------------      --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $   28,031           $  23,638
    Marketable securities                                                              12,965               --
    Accounts receivable, less allowance for doubtful accounts of
      $1,156 and $1,270                                                                40,638              24,572
    Inventory                                                                          44,032              24,238
    Prepaid expenses and other current assets                                           1,151               1,972
    Deferred tax assets                                                                16,345                 944
                                                                                  --------------      --------------
         Total current assets                                                         143,162              75,364
Property, plant and equipment, net                                                     10,288               6,474
Other assets                                                                            4,032               4,146
                                                                                  --------------      --------------
                                                                                   $  157,482           $  85,984
                                                                                  ==============      ==============
LIABILITIES, MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED STOCK, AND
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt                                           $    1,336          $    5,386
    Accounts payable                                                                   13,380               6,575
    Accrued and other liabilities                                                      51,052              38,671
    Taxes payable                                                                       3,342               1,517
                                                                                  --------------      --------------
         Total current liabilities                                                     69,110              52,149
Long-term debt, less current portion                                                    7,625              16,866
Deferred gain on sale of asset                                                          5,682               6,015
Other liabilities                                                                       1,688               1,972
                                                                                  --------------      --------------
         Total liabilities                                                             84,105              77,002
                                                                                  --------------      --------------
Mandatorily redeemable convertible preferred stock                                        --               76,397
                                                                                  --------------      --------------
Commitments and Contingencies (Note 6)
Common stockholders' equity (deficit):
    Common Stock, par value $0.01 per share; 30,000,000 and 20,000,000
       shares authorized; 18,075,037 and 910,402 issued and outstanding                   181                   9
    Warrants                                                                              496                 562
    Additional paid-in capital                                                        123,176                 400
    Notes receivable from stockholders                                                    (47)                (55)
    Cumulative translation adjustment                                                      70               2,936
    Accumulated deficit                                                               (50,499)            (71,267)
                                                                                  --------------      --------------
         Total common stockholders' equity (deficit)                                   73,377             (67,415)
                                                                                  --------------      --------------
                                                                                   $  157,482          $   85,984
                                                                                  ==============      ==============

         See accompanying notes to consolidated financial statements.

                              ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                        Three Months Ended               Nine Months Ended
                                                                             April 30,                        April 30,
                                                                   ----------------------------    ----------------------------
                                                                       1996            1995            1996            1995
                                                                   ------------    ------------    ------------    ------------
Revenue:
    Products                                                        $  33,358       $  12,910       $  73,983       $  38,143
    Services                                                            8,364           8,767          24,052          22,902
                                                                   ------------    ------------    ------------    ------------
                                                                       41,722          21,677          98,035          61,045
Cost of revenue:
    Products                                                           16,399           6,987          37,606          20,756
    Services                                                            5,875           5,222          16,794          14,666
                                                                   ------------    ------------    ------------    ------------
                                                                       22,274          12,209          54,400          35,422
                                                                   ------------    ------------    ------------    ------------
Gross profit                                                           19,448           9,468          43,635          25,623
                                                                   ------------    ------------    ------------    ------------

Operating expenses:
    Research, development and engineering                               5,152           2,551          11,991           6,952
    Write-off of in-process technology acquired                         6,269            --             6,269            --
    Selling, general and administrative                                 5,749           3,543          14,973           9,194
                                                                   ------------    ------------    ------------    ------------
                                                                       17,170           6,094          33,233          16,146
                                                                   ------------    ------------    ------------    ------------
Income from operations                                                  2,278           3,374          10,402           9,477

Interest expense                                                         (338)         (1,028)         (1,462)         (3,369)
Other income (expense), net                                               543             (53)          2,143              97
                                                                   ------------    ------------    ------------    ------------
Income before income tax (benefit) provision, minority
    interest, and extraordinary item                                    2,483           2,293          11,083           6,011
Income tax (benefit) provision                                        (13,213)            620         (11,063)          1,600
Minority interest in earnings of subsidiary                              --               135            --               393
                                                                   ------------    ------------    ------------    ------------
Income before extraordinary item                                       15,696           1,538          22,146           4,018
Extraordinary loss from early extinguishment of debt                     --              --              (300)           --
                                                                   ------------    ------------    ------------    ------------
Net income                                                             15,696           1,538          21,846           4,018
                                                                   ------------    ------------    ------------    ------------
Accretion of mandatorily redeemable convertible
    preferred stock                                                      --               773           1,078           2,319
                                                                   ------------    ------------    ------------    ------------
Net income attributable to Common Stockholders                      $  15,696       $     765       $  20,768       $   1,699
                                                                   ============    ============    ============    ============
Per share data:
    Income before extraordinary item                                $    0.80       $    0.11       $    1.25       $    0.28
    Extraordinary loss                                                   --              --             (0.02)           --
                                                                   ------------    ------------    ------------    ------------
    Net income                                                      $    0.80       $    0.11       $    1.23       $    0.28
                                                                   ============    ============    ============    ============
Number of weighted average common equivalent shares
    used in per share calculation                                      19,540          14,594          17,750          14,594
                                                                   ============    ============    ============    ============


         See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except share amounts)
                                  (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                              April 30,
                                                                                                 ----------------------------------
                                                                                                      1996                1995
                                                                                                 --------------      --------------
Cash flows from operating activities:
    Net income                                                                                     $  21,846           $   4,018
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Extraordinary loss on early extinguishment of debt                                                300                --
       Write-off of in-process technology acquired                                                     6,269                --
       Depreciation and amortization                                                                   2,165               2,456
       Deferred taxes                                                                                (15,401)               (580)
       Provision for doubtful accounts                                                                  --                   100
       Minority interest in earnings of subsidiary                                                      --                   393
       Changes in assets and liabilities:
          Accounts receivable                                                                        (19,512)             (3,374)
          Inventory                                                                                  (17,473)                516
          Prepaid expenses and other assets                                                            1,216               1,785
          Accounts payable                                                                             6,786              (4,726)
          Accrued and other liabilities                                                                9,285               2,430
                                                                                                 --------------      --------------
             Net cash (used in) provided by operating activities                                      (4,519)              3,018
                                                                                                 --------------      --------------
Cash flows from investing activities:
    Purchase of marketable securities, net                                                           (12,965)               --
    Loan to Polyscan, Inc., net and other                                                               (637)               --
    Proceeds from sale of plant                                                                         --                10,969
    Capital expenditures for property and equipment                                                   (7,947)             (1,365)
                                                                                                 --------------      --------------
             Net cash (used in) provided by investing activities                                     (21,549)              9,604
                                                                                                 --------------      --------------
Cash flows from financing activities:
    Repayment of debt and capital leases                                                             (13,099)             (6,126)
    Financing from (repayment to) intermediary                                                         3,497              (2,575)
    Proceeds from issuance of Common Stock                                                            40,884                  88
                                                                                                 --------------      --------------
             Net cash provided by (used in) financing activities                                      31,282              (8,613)
                                                                                                 --------------      --------------
Effect of exchange rate changes on cash                                                                 (821)                674
                                                                                                 --------------      --------------
Net change in cash and cash equivalents                                                                4,393               4,683
Cash and cash equivalents at the beginning of the period                                              23,638               6,571
                                                                                                 --------------      --------------
Cash and cash equivalents at the end of period                                                     $  28,031           $  11,254
                                                                                                 ==============      ==============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                           $   1,552           $   2,840
                                                                                                 ==============      ==============
Cash paid during the period for income taxes                                                       $   2,513           $   2,439
                                                                                                 ==============      ==============

Supplemental schedule of noncash investing and financing activities:
Conversion of mandatorily redeemable convertible preferred stock to Common Stock                   $  77,475                --
                                                                                                 ==============      ==============
Acquisition of substantially all assets and certain liabilities of Polyscan, Inc. in
    exchange for 350,000 shares of Common Stock                                                    $   3,500                --
                                                                                                 ==============      ==============

         See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Basis of Presentation

       In the opinion of management of Etec Systems, Inc. ("Etec" or the "Company"), the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the July 31, 1995 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim period results.

       The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

       These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended July 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-04363). The July 31, 1995 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       For the purposes of presentation, the Company has indicated its interim fiscal periods as ending April 30, 1996 and 1995. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent results for the three- and nine-month periods ended April 26, 1996 and April 28, 1995, respectively.

       Certain reclassifications for comparative purposes have been made to these consolidated financial statements with no effect on previously reported net income.

       These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

Capitalization of Software

       The Company capitalizes substantially all costs related to the purchase of software and its implementation which include purchased software, hardware, consulting fees, and use of certain specified Company resources. As of April 30, 1996, $1.6 million of software had been capitalized and is included in machinery and equipment.


Note 2.   Cash Equivalents and Marketable Securities

       The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

       The Company has classified all investments as available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investment's cost and its fair value is recorded as a separate component of stockholders' equity.

       At April 30, 1996, the fair value of the Company's investments approximated cost. At April 30, 1996, $21.0 million of investments are included in cash and cash equivalents on the balance sheet. The

                               ETEC SYSTEM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


investment portfolio at April 30, 1996 is comprised of investments in commercial paper, money market funds, U.S. Government obligations, and corporate debentures.

       The Company manages its cash equivalents and short-term investments in a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

Note 3.   Inventory

       Inventory is stated at the lower of cost or market, with cost being determined under the first-in, first-out method. Inventory at April 30, 1996 and July 31, 1995 consisted of the following (in thousands):

                                        April 30, 1996        July 31, 1995
                                      ------------------    -----------------
Purchased parts                            $ 13,253               $ 5,703
Work-in-process                              20,309                10,855
Finished parts and assemblies                10,470                 7,680
                                      ------------------    -----------------
                                           $ 44,032               $24,238
                                      ==================    =================

Note 4.   Income Taxes

       The Company recorded a tax benefit of $11.1 million for the nine months ended April 30, 1996. The benefit reflects the release in the third fiscal quarter of $15.4 million of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part is based upon the current product backlog and its ability to increase manufacturing capacity. Management has fully reserved deferred tax assets which may be realized beyond the ensuing twelve-month period because of the uncertainty regarding their realization. The provision for income taxes for the nine months ended April 30, 1996 otherwise includes taxes on foreign earnings as the Company continues to utilize net operating loss ("NOL") carryforwards in the U.S.

       The components of deferred taxes are as follows:

                                                                 April 30, 1996          July 31, 1995
                                                                ----------------        ---------------
Current:
  Nondeductible accruals and reserves                                  $ 14,762               $ 11,229
  Uniform capitalization adjustment to inventory                          1,667                  1,536
  Revenue recognized for tax return purposes and
   deferred for financial statements                                        324                  2,031
  Net operating loss carryforward                                         9,552                   --
  Valuation allowance                                                    (9,960)               (13,852)
                                                                ----------------        ---------------
  Net current deferred tax assets                                        16,345                    944
                                                                ----------------        ---------------
Noncurrent:
  Book depreciation in excess of tax depreciation                         3,790                  4,609
  Net operating loss carryforwards                                         --                   14,743
  Other                                                                     899                  1,110
  Valuation allowance                                                    (4,134)               (19,907)
                                                                ----------------        ---------------
  Net noncurrent deferred tax asset                                         555                    555
                                                                ----------------        ---------------
      Net deferred tax assets                                          $ 16,900               $  1,499
                                                                ================        ===============

                              ETEC SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



       At April 30, 1996, the Company had NOL carryforwards for federal income tax purposes of approximately $27.3 million. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire at various dates through the year 2009. Additionally, under the Tax Reform Act of 1986, the amount of the benefit from NOL carryforwards may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The completion of the Company's proposed public offering will result in a cumulative change in ownership of the Company in excess of 50% and as a consequence the utilization of NOLs will be subject to limitation.


Note 5.      Common Stockholders' Equity (Deficit)

       In October 1995, the Company completed an initial public offering (IPO) of 4,200,000 shares of Common Stock, of which 3,841,667 shares were issued and sold by the Company and 358,333 shares were sold by stockholders. Net proceeds to the Company from the IPO totaled approximately $34.6 million.

       In November 1995, the underwriters of the IPO exercised their option to purchase an additional 630,000 shares of Common Stock from the Company at $10.00 per share before deducting underwriting discounts and commissions. Net proceeds to the Company in connection with this purchase totaled approximately $5.9 million.

       In the third quarter of fiscal 1996, 435,008 shares of Common Stock were issued to Cigna upon exercise of warrants for an aggregate exercise price of approximately $230,000.

       On May 23, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-04363) for a public offering of 4,600,000 shares of Common Stock, of which 500,000 shares are proposed to be issued and sold by the Company and 4,100,000 shares are proposed to be sold by stockholders. The underwriters of the proposed public offering will have the option to purchase up to an additional 690,000 shares of Common Stock from the Company solely to cover overallotments. There can be no assurance as to when, or whether, the proposed public offering will be completed.


Note 6.      Commitments and Contingencies

       In April 1996, the Company entered into an agreement with a contractor to construct a new facility at a cost not to exceed approximately $4.3 million.

       In April 1995, the Company signed an agreement with a distributor of the Company under which its Japan subsidiary assumed responsibility for sales, direct customer service, and support for the Company's products in the Japanese market. As part of this agreement, the Company agreed to pay the distributor a percentage of revenue for each CORE and ALTA system sold in the defined sales territory for the next four years. In May 1996, the Company purchased approximately $1.1 million of the distributor's inventory. This amount is payable in equal installments over four quarters commencing in May 1996.

                              ETEC SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Note 7.      Net Income Per Share

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period for the quarter and nine months ended April 30, 1996. Common equivalent shares consist of stock options and warrants using the treasury stock method except when antidilutive.

     Common equivalent shares for the first nine months of fiscal 1995 consist of Common Stock issuable upon the conversion of the Company's Series B, C, D and E mandatorily redeemable convertible preferred stock using the "if converted" method and upon the exercise of stock options and warrants using the treasury stock method, except when antidilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants using the treasury stock method, and to the mandatory redeemable convertible preferred stock using the "if converted" method, which were issued subsequent to July 31, 1994 through the IPO date, are included in the computation of net income per share for the first nine months of fiscal 1995 as if they were outstanding for the entire period.


Note 8.      Acquisition of Polyscan

     On June 27, 1995, the Company entered into a loan agreement with Polyscan, Inc. ("Polyscan"), whereby the Company provided financing to Polyscan. The loan bore interest at prime plus 3% and the balance of $1.8 million was due on January 31, 1996. During February 1996, Polyscan repaid $600,000 to the Company.

     On February 5, 1996, Etec Polyscan, Inc. ("Etec Polyscan"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain specified liabilities of Polyscan in exchange for 350,000 shares of the Company's Common Stock with a market value of $3.5 million. Etec Polyscan will retain 175,000 of the Company's common shares issued until up to February 5, 1998 to provide payment for any liability of Polyscan or the Polyscan shareholders (which was not assumed by Etec Polyscan as part of the acquisition) or any adjustment of the purchase price. On February 5, 1996, Polyscan's obligation to repay the outstanding loan in the amount of approximately $1.2 million was assumed by Etec Polyscan.

     The purchase price for book purposes was allocated by the Company approximately as follows (in thousands):

     Inventory                                        $   733
     Other current assets                                  69
     Other assets                                          65
     In-process technology                              6,269
     Accounts payable and accrued expenses
     (includes note payable to the Company)            (3,636)

                                                    -----------

        Total acquisition costs                       $ 3,500
                                                    ===========

     The excess of the purchase price over the fair market value of the net tangible assets was allocated to in-process technology purchase which, because of the uncertainty as to realization, the Company wrote off in the third quarter of fiscal 1996.

                              ETEC SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


     The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The unaudited pro forma information set forth below presents the consolidated results of operations as if the acquisition had occurred at August 1, 1995, after giving effect to certain adjustments, including interest income on the Polyscan loan and the increase in common equivalent shares outstanding. Additionally, the 1996 pro forma information excludes a $6.3 million write-off of in-process technology acquired. Polyscan's results included in the pro forma presentation for the nine months ended April 30, 1996 are for the period from July 1, 1995 through January 31, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition taken place at the beginning of the period presented or the results which may occur in the future. Pro forma net income (in thousands) and net income per common share for the nine months ended April 30, 1996 was $27,192 and $1.51, respectively.

Note 9.  Subsequent Event

     On May 24, 1996, the Company entered into a $30.0 million financing facility with a major financial institution, which includes a $20.0 million two-year revolving credit facility and a $10.0 million three-year term note. Indebtedness under the revolving credit facility and term note will be unsecured and will bear interest at the London Interbank Offered Rate plus 1.25%. The London Interbank Offered Rate was 5.5% on May 30, 1996. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on the incurrence of indebtedness and certain dividend restrictions. On May 31, 1996, the Company drew down the $10.0 million term loan to prepay in full its 10.65% senior secured notes. As a result of the early extinguishment of the senior secured notes, the Company will record an extraordinary loss of approximately $600,000 in the fourth quarter of fiscal 1996, related to the accelerated amortization of financing costs. The term note is payable in equal quarterly installments over the next three years.

     In the fourth quarter of 1996, the Company entered into an agreement with Intel Corporation ("Intel") whereby, for an aggregate exercise price of $10.0 million, the Company will issue shares of Common Stock. The number of shares purchased by Intel will be determined based on the price to the public of the proposed public offering (see Note 5 above) or, should the offering not be completed by July 10, 1996, the number of shares will be determined based on the average closing price of the Company's Common Stock for the 15 trading days preceding the date of the agreement. Additionally, the Company agreed to issue warrants equal to 15% of the number of shares purchased at an exercise price equal to the price of the shares purchased. Such warrants only become exercisable if Intel's purchases of products and services from the Company exceed certain thresholds over the succeeding four years or upon the occurrence of certain other conditions. The Company estimates that the value of the warrants, when issued, will be approximately $600,000 and will be amortized to cost of sales as product purchases are made by Intel in future periods.

                               ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




A.   Results of Operations



Nine Months Ended April 30, 1996 and April 30, 1995

     Revenue. Revenues are primarily comprised of sales of MEBES, CORE and ALTA systems, accessories and upgrades, and sales of technical support, maintenance and other services. The Company derives most of its revenues from the sale of a small number of systems and upgrades and any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular period.

     Product revenue increased 94% to $74.0 million from $38.1 million for the nine months ended April 30, 1996 and 1995, respectively. This increase reflects the sale of six additional systems, higher average selling prices, changes in product mix toward a higher-priced new product, the MEBES 4500, in the fourth quarter of fiscal 1995, and increased revenues from the ALTA 3000, offset by a reduction in the sales of upgrades and accessories of approximately $6.1 million.

     Service revenue increased 5.0% to $24.1 million from $22.9 million for the nine months ended April 30, 1996 and 1995, respectively, due primarily to price increases on service contracts and an increase in the installed base of systems.

     Gross Profit. The Company's gross profit on product revenue increased 109% to $36.4 million from $17.4 million for the nine months ended April 30, 1996 and 1995, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 49.2% from 45.6% for the nine months ended April 30, 1996 compared to the nine months ended April 30, 1995. The increase in product gross margin is primarily attributable to generally higher selling prices for the Company's products and improved manufacturing efficiencies.

     The Company's gross profit on service revenue decreased 11.9% to $7.3 million from $8.2 million for the nine months ended April 30, 1996 and 1995, respectively. Gross margin on service revenue was 30.2% and 36.0% for the nine months ended April 30, 1996 and 1995, respectively. The decrease in margin reflects an investment in service personnel and training to support the growing installed base. The Company continues to make such investments, which it expects will result in additional erosion of service margins.

     Research, Development and Engineering. Research, development and engineering expenses, net of third-party funding under cooperative development agreements, increased to $12.0 million, representing 12.2% of revenue, from $7.0 million, representing 11.4% of revenue, for the nine months ended April 30, 1996 and 1995, respectively. This increase primarily reflects a reduction in third-party funding. For the nine months ended April 30, 1996 and 1995, $725,000 and $5.5 million, respectively, of funds received under the cooperative development agreements were applied against research, development and engineering expenses. Excluding these cost reimbursements, gross research, development and engineering spending was $12.7 million and $12.5 million in each of the nine month periods ended April 30, 1996 and 1995, respectively. Due to the Company's commitment to product development, net research, development and engineering expenses are expected to increase in future periods.

                              ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


     The Company's success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements three or more years in advance of sales, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements of existing products.

     Write-Off of In-Process Technology Acquired. In the third quarter of fiscal 1996, the Company acquired substantially all of the assets and certain specified liabilities of Polyscan in exchange for 350,000 shares of the Company's Common Stock. The excess of the purchase price over the fair market value of the net tangible assets of $6.3 million was allocated to in-process technology acquired which, because of the uncertainty as to realization, the Company wrote off in the third quarter of fiscal 1996.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $15.0 million, representing 15.3% of revenue, from $9.2 million, representing 15.1% of revenue, for the nine months ended April 30, 1996 and 1995, respectively. The increase in selling, general and administrative expenses was partially due to rent associated with the leaseback of facilities previously owned, additional professional fees associated with becoming a public company, increased profit sharing, costs associated with an increase in hiring and an increase in market development fees tied to shipments of laser beam products.

     The Company was party to certain cooperative development agreements that provided partial funding of general and administrative costs associated with research and development projects. For the nine months ended April 30, 1995, $1.2 million of the funding received under these agreements was offset against selling, general and administrative expenses. Excluding these cost reimbursements, gross selling, general and administrative spending was $10.4 million for the nine months ended April 30, 1995. No such funding was offset against selling, general and administrative expenses for the nine months ended April 30, 1996.

     Interest Expense. Interest expense for the nine months ended April 30, 1996 and 1995 was $1.5 million and $3.4 million, respectively, and resulted from the substantial debt incurred to finance the LBO. The decrease in interest expense from the corresponding period of the preceding fiscal year reflects the following: (i) the repayment during the second half of fiscal 1995 of approximately $6.0 million of senior secured debt in conjunction with the February 1995 sale and leaseback of the Company's Hayward facility; (ii) the exchange in July 1995 of approximately $19.7 million of senior subordinated notes and accrued interest for 105,641 shares of mandatorily redeemable convertible preferred stock (which were converted into Common Stock on completion of the IPO) and approximately $3.5 million of senior subordinated convertible notes which were repaid in the first quarter of fiscal 1996; and
(iii) the repayment of approximately $9.3 million of senior secured notes during the first half of fiscal 1996.

     Other Income, Net.   Other income was $2.1 million of income for the nine
months ended April 30, 1996. Included in other income is approximately $1.2 million of interest earned on the investment of the proceeds from the IPO as well as approximately $846,000 of transaction gains on the redemption of the minority interest in Etec Japan, which was denominated in yen, in the first quarter of fiscal 1996.

     Income Tax (Benefit) Provision. During the nine months ended April 30, 1996, the Company evaluated the recoverability of its deferred tax assets and recognized a $15.4 million income tax benefit as a result of releasing a portion of the valuation allowance previously recorded against its deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and its ability to increase its manufacturing capacity. Management has fully reserved deferred tax assets that may be realized beyond one year, because of the uncertainty of realization,

                              ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


and management will continue to evaluate the recoverability of the Company's deferred tax assets. The Company recorded a benefit for income taxes for the nine months ended April 30, 1996 of $11.1 million and a provision for income taxes for the nine months ended April 30, 1995 of $1.6 million, primarily reflecting taxes payable by the Company's foreign subsidiaries and the $15.4 million income tax benefit in fiscal 1996.

     Minority Interest. Minority interest in the Company's Japanese subsidiary was $393,000 for the nine months ended April 30, 1995. On July 31, 1995, the minority interest was exchanged for shares of the Company's Series E Preferred Stock (which were converted into Common Stock on the completion of the IPO) and a payment of approximately $400,000 to one of the minority investors. Accordingly, no minority interest was recorded during fiscal 1996.

     Extraordinary Loss on Early Extinguishment of Debt. During the nine months ended April 30, 1996, the Company recorded an extraordinary loss of approximately $300,000 related to the accelerated amortization of financing costs resulting from a $5.0 million prepayment on its outstanding debt to a senior lender.

Quarters Ended April 30, 1996 and April 30, 1995

     Revenue. Revenues are primarily comprised of sales of MEBES, CORE and ALTA systems, accessories and upgrades, and sales of technical support, maintenance and other services. Product revenue increased 158.4% to $33.4 million from $12.9 million for the quarters ended April 30, 1996 and 1995, respectively.
This increase reflects the sale of three additional systems, higher average selling prices, changes in product mix toward a higher-priced new product, the MEBES 4500, in the fourth quarter of fiscal 1995, and increased revenues from the ALTA 3000, offset by a reduction in the sales of upgrades and accessories of approximately $2.1 million.

     Gross Profit. The Company's gross profit on product revenue increased 186.3% to $17.0 million from $7.0 million for the quarters ended April 30, 1996 and 1995, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 50.8% from 45.9% for the quarter ended April 30, 1996 compared to the quarter ended April 30, 1995. The increase in product gross margin is primarily attributable to generally higher selling prices for the Company's products and improved manufacturing efficiencies.

     The Company's gross profit on service revenue decreased 29.8% to $2.5 million from $3.6 million for the quarters ended April 30, 1996 and 1995, respectively. Gross margin on service revenue was 29.8% and 40.4% for the quarters ended April 30, 1996 and 1995, respectively. The decrease in margin reflects an investment in service personnel and training to support the growing installed base. The Company continues to make such investments, which it expects will result in additional erosion of service margins.

     Research, Development and Engineering. Research, development and engineering expenses, net of third-party funding under cooperative development agreements, increased to $5.2 million, representing 12.3% of revenue, from $2.6 million, representing 11.8% of revenue, for the quarters ended April 30, 1996 and 1995, respectively. This increase primarily reflects a reduction in third-party funding. For the quarter ended April 30, 1995, $1.7 million of funds received under the cooperative development agreements were applied against research, development and engineering expenses. No such funding was received during the quarter ended April 30, 1996. Excluding these cost reimbursements, gross research, development and engineering spending was $5.2 million and $4.3 million for the quarters ended April 30, 1996 and 1995,

                              ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


respectively. Due to the Company's commitment to product development, net research, development and engineering expenses are expected to increase in future periods.

     Write-Off of In-Process Technology Acquired. In the third quarter of fiscal 1996, the Company acquired substantially all of the assets and certain specified liabilities of Polyscan in exchange for 350,000 shares of the Company's Common Stock. The excess of the purchase price over the fair market value of the net tangible assets of $6.3 million was allocated to in-process technology acquired which, because of the uncertainty as to realization, the Company wrote off in the third quarter of fiscal 1996.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $5.7 million, representing 13.8% of revenue, from $3.5 million, representing 16.3% of revenue, for the quarters ended April 30, 1996 and 1995, respectively. Selling, general and administrative expenses increased due to increased expenses for market development fees for laser beam system sales in Asia, increased profit-sharing, and the costs associated with becoming a public company.

     The Company was party to certain cooperative development agreements that provided partial funding of general and administrative costs associated with research and development projects. For the quarter ended April 30, 1995, approximately $300,000 of the funding received under these agreements was offset against selling, general and administrative expenses. Excluding these cost reimbursements, gross selling, general and administrative spending was $3.8 million for the quarter ended April 30, 1995. No such funding was offset against selling, general and administrative expenses for the quarter ended April 30, 1996.

     Interest Expense. Interest expense for the quarters ended April 30, 1996 and 1995 was approximately $338,000 and $1.0 million, respectively. The decrease in interest expense from the corresponding period of the preceding fiscal year reflects various recapitalization transactions and the repayment of long-term debt.

     Other Income, Net.   Other income was approximately $543,000 of income for
the quarter ended April 30, 1996. Included in other income is approximately $406,000 of interest earned on the investment of the proceeds from the IPO.

     Income Tax (Benefit) Provision. During the quarter ended April 30, 1996, the Company evaluated the recoverability of its deferred tax assets and recognized a $15.4 million income tax benefit as a result of releasing a portion of the valuation allowance previously recorded against its deferred tax assets. The Company recorded a benefit for income taxes for the quarter ended April 30, 1996 of $13.2 million and a provision for income taxes for the quarter ended April 30, 1995 of $620,000, primarily reflecting taxes payable by the Company's foreign subsidiaries and the $15.4 million income tax benefit in the third quarter of 1996.

     Minority Interest. Minority interest in the Company's Japanese subsidiary was $135,000 for the quarter ended April 30, 1995. On July 31, 1995, the minority interest was exchanged for shares of the Company's Series E Preferred Stock (which were converted into Common Stock on the completion of the IPO) and a payment of approximately $400,000 to one of the minority investors. Accordingly, no minority interest was recorded during fiscal 1996.

                              ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


B.   Liquidity and Capital Resources

     Since the beginning of fiscal 1993, the Company has financed its cash needs primarily with cash from operations, approximately $11.0 in net receipts from the sale and leaseback of the Company's Hayward, California facility in fiscal 1995, and $41.6 million from the Company's IPO in the first half of fiscal 1996.

     The Company has budgeted a total of approximately $19.0 million for capital expenditures in fiscal 1996 primarily to purchase testing and other equipment, upgrade its manufacturing facilities, and implement an enterprise-wide business software system, of which $7.9 million had been expended as of April 30, 1996. The Company has budgeted in excess of $20.0 million for capital expenditures in fiscal 1997. In April 1996, the Company commenced construction of a 60,000 square foot administrative building in Hayward, California, and is financing the construction with available cash.

     As of April 30, 1996, the Company had cash and cash equivalents and marketable securities of $41.0 million. The Company believes that the net proceeds from its proposed public offering and from the concurrent sale of Common Stock to Intel, together with existing sources of liquidity, including cash from operations, will provide adequate cash to fund its operations for at least the next twelve months.


Cash Flow from Operations

     Net cash used in operations for the nine months ended April 30, 1996 was $4.5 million compared to $3.0 million provided by operations for the corresponding period in 1995.

     Cash flow from operations for the nine months ended April 30, 1996 reflected net income of $21.8 million, decreased by noncash items (which include $15.4 million of deferred taxes, partially offset by depreciation and by amortization of intangibles of $2.2 million and the write-off of in-process technology acquired of $6.3 million); cash inflows from decreases in prepaid expenses and other assets of $1.2 million, and increases in accounts payable and other current liabilities of $16.1 million; and cash outflows from increases in accounts receivable of $19.5 million and inventory of $17.5 million.

     Cash flow from operations for the nine months ended April 30, 1995 reflected net income of $4.0 million, increased by noncash items (which include depreciation and amortization of intangibles of $2.5 million); cash inflows from decreases in inventory, prepaid expenses and other assets of $2.3 million; and cash outflows from an increase in accounts receivable of $3.4 million and a decrease in current liabilities of $2.3 million.

     Fluctuations in accounts receivable, inventory, and current liabilities for the above periods were caused primarily by the timing of orders and shipments, increases in material purchases and work-in-progress to meet scheduled production, and the timing of payments to vendors. The significant increase in inventory during the nine months ended April 30, 1996 compared to the nine months ended April 30, 1995 was due primarily to increases in material purchases and work-in-process to meet scheduled production.

     Prior to the shipment of a system, the Company receives payment for a significant portion of the system sales price. Such payments are generally received when the Company receives an order and at various agreed-upon times when the system is being manufactured. Therefore, the amount of customer advances fluctuates based on the number of systems that are on order and each system's status within the

                              ETEC SYSTEMS, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


manufacturing cycle. Advances from customers increased significantly to $22.1 million at April 30, 1996 from $12.9 million at July 31, 1995 reflecting increased customer orders.

Financing and Investing Activities

     Net cash provided by financing activities for the nine months ended April 30, 1996 was $31.2 million, and net cash used in financing activities for the same period ended in 1995 was $8.6 million. In the first half of fiscal 1996, the Company raised approximately $41.6 million (before underwriting discounts and offering expenses) in connection with its IPO. The Company also received interim financing on foreign sales of $3.5 million from one of its stockholders during the nine months ended April 30, 1996. During that period, the Company prepaid $9.3 million of its senior secured notes and repaid $3.8 million of subordinated convertible notes out of the proceeds of the IPO.

     On May 24, 1996, the Company entered into a $30.0 million financing facility with a major financial institution, which includes a $20.0 million two-year revolving credit facility and a $10.0 million three-year term note. Indebtedness under the revolving credit facility and term note will be unsecured and will bear interest at the London Interbank Offered Rate plus 1.25%. The London Interbank Offered Rate was 5.5% on May 30, 1996. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on the incurrence of indebtedness and certain dividend restrictions. On May 31, 1996, the Company drew down the $10.0 million term note to prepay in full its 10.65% senior secured notes. As a result of the early extinguishment of the senior secured notes, the Company will record an extraordinary charge of approximately $600,000 in the fourth quarter of fiscal 1996, related to the accelerated amortization of financing costs.

     In June 1995, the Company entered into a loan agreement with Polyscan, whereby the Company provided financing to Polyscan. The loan bore interest at prime plus 3% and the balance of $1.8 million was due on January 31, 1996. During February 1996, Polyscan repaid $600,000 to the Company, and Etec Polyscan acquired substantially all of the assets and certain specified liabilities of Polyscan in exchange for 350,000 shares of the Company's Common Stock. Etec Polyscan also assumed Polyscan's obligation to repay the outstanding loan in the amount of approximately $1.2 million.

     Intel has agreed to purchase $10.0 million of the Company's Common Stock. In connection with such purchase, Intel will receive warrants to purchase additional shares of Common Stock equal in number to 15% of the shares purchased. These warrants will be exercisable only if Intel's purchases of products and services from the Company over the succeeding four years exceed certain thresholds, or upon the occurrence of certain other conditions.

C.  Certain Factors that May Affect Future Results

     Statements in this report which are prefaced with words such as "expects," "anticipates," "believes" and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances which may or may not be within the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

                              ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


     In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include: potential delays in shipments; cyclicality of the maskmaking and semiconductor equipment industries; potential customers' capital spending decisions; the development, market acceptance and successful production of new products and enhancements; competitors' product introductions and enhancements; risks associated with any future acquisitions, including the Company's ability to successfully integrate acquired businesses, products, or technologies; and risks associated with foreign operations, such as foreign exchange risk, import-export controls, and political risks.

                               ETEC SYSTEMS, INC.


Item 6.       Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

Exhibit No.    Description
- -----------    -----------
2.1*           Agreement and Plan of Reorganization Among the Registrant, Etec
               Polyscan, Inc., Polyscan, Inc. and the shareholders of Polyscan,
               Inc. dated January 30, 1996.
2.2*           Registration Rights Agreement dated as of February 5, 1996 among the Registrant, Polyscan, Inc. and the stockholders of Polyscan,
               Inc.
10.1**         Amendment Three dated April 3, 1996 to Lease Agreement dated June
               18, 1985 and as amended May 15, 1987 and September 20, 1989 between Beaverton-Redmond Tech Properties and the Registrant.
10.2**         Form of Investor Agreement between the Registrant and Intel
               Corporation.
10.3**         Credit Agreement among the Registrant, the Lenders named therein and ABN AMRO Bank N.V., as Agent for the Lenders dated May 24,
               1996.
11.1**         Statement of computation of earnings per share.

See Exhibit Index on page 20.

*Incorporated herein by reference to Exhibits 2.1 and 2.2, respectively, to Registrant's Current Report on Form 8-K (File No. 0-26968) dated February 5, 1996.
**Incorporated herein by reference to Exhibits 10.27, 10.30, 10.31 and 11.1, respectively, to Registrant's Registration Statement (File No. 333-04363) on Form S-1.


(b)      Reports on Form 8-K.

A report on Form 8-K was filed February 20, 1996, in which the Company reported the February 5, 1996 acquisition of substantially all of the assets of Polyscan, Inc. The following financial statements were filed as part of the report:

 .   Audited Balance Sheet as of March 31, 1995 and the Unaudited Condensed
    Balance Sheet as of November 30, 1995
 .   Audited Statement of Operations and Accumulated Deficit for the year ended
    March 31, 1995 and the Unaudited Condensed Statement of Operations and Accumulated Deficit for the period from April 1, 1995 to November 30, 1995
 .   Audited Statement of Cash Flows for the year ended March 31, 1995 and the
    Condensed Statement of Cash Flows for the period from April 1, 1995 to November 30, 1995
 .   Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
    year ended July 31, 1995
 .   Unaudited Pro Forma Condensed Consolidated Balance Sheet as of October 27,
    1995
 .   Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
    period from August 1, 1995 to October 27, 1995

                              ETEC SYSTEMS, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 1996.


                             ETEC SYSTEMS, INC.
                             (Registrant)


                             By             /s/ Philip J. Koen, Jr.
                                 --------------------------------------------
                                                Philip J. Koen, Jr.
                                       Vice President, Chief Financial Officer

                               ETEC SYSTEMS, INC.


                               INDEX OF EXHIBITS

Exhibit
  No.                              Description                             Page
- -------     ------------------------------------------------------------  ------
  2.1       Agreement and Plan of Reorganization Among the Registrant,
            Etec Polyscan, Inc., Polyscan, Inc. and the shareholders of
            Polyscan, Inc. dated January 30, 1996.                          *

  2.2       Registration Rights Agreement dated as of February 5, 1996 among the Registrant, Polyscan, Inc. and the stockholders of
            Polyscan, Inc.                                                  *

  10.1      Amendment Three dated April 3, 1996 to Lease Agreement dated
            June 18, 1995 and as amended 1995 and as amended May 15,
            1987 and September 20, 1989 between Beaverton-Redmond Tech
            Properties and the Registrant.                                  **

  10.2      Form of Investor Agreement between the Registrant and Intel
            Corporation.                                                    **

  10.3      Credit Agreement among the Registrant, the Lenders named
            therein and ABN AMRO Bank N.V., as Agent for the Lenders
            dated May 24, 1996.                                             **

  11.1      Statement of computation of earnings per common share.          **



*Incorporated herein by reference to Exhibits 2.1 and 2.2, respectively, to Registrant's Current Report on Form 8-K (File No. 0-26968) dated February 5, 1996.
**Incorporated herein by reference to Exhibits 10.27, 10.30, 10.31, and 11.1, respectively, to Registrant's Registration Statement (File No. 333-04363) on Form S-1.