Form 10-K
period 1996-07-21
ETEC SYSTEMS INC
filed 1996-10-29
CIK 851397

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1996          COMMISSION FILE NUMBER: 0-26968


                              ETEC SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                   NEVADA                               94-3094580
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

               26460 CORPORATE AVENUE, HAYWARD, CALIFORNIA 94545
             (Address and Zip Code of Principal Executive Offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510)783-9210

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of the registrant's Common Stock held by nonaffiliates on October 21, 1996 (based upon the average of the high and low sales prices of such stock as of such date) was $685,125,741.

  As of October 21, 1996, 19,787,025 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 16, 1996 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

  This report, including exhibits, consists of 113 pages. The Index of Exhibits is found on page 57.

                               ETEC SYSTEMS, INC.

                        FOR THE YEAR ENDED JULY 31, 1996

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    17
 Item 3.  Legal Proceedings..............................................    17
 Item 4.  Submission of Matters to a Vote of Security Holders............    17
 Executive Officers of the Registrant.....................................   18
                                      PART II
 Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters........................................................    20
 Item 6.  Selected Consolidated Financial Data...........................    21
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    23
 Item 8.  Financial Statements and Supplementary Data....................    33
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    54

                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    55
 Item 11. Executive Compensation.........................................    55
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    55
 Item 13. Certain Relationships and Related Transactions.................    55

                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.......................................................    56

  MEBES(R), CORE(R), Etec(R), the Etec logo, Polyscan(TM) and ALTA(R) are trademarks of the Company. This Annual Report also includes trademarks and trade names of other companies.

                                    PART I

ITEM 1. BUSINESS.

  This item contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Certain Factors Affecting Future Results" section below.

GENERAL

  Etec Systems, Inc. ("Etec" or the "Company") is a world leader in the production of mask pattern generation equipment for the semiconductor industry. Etec designs, develops, manufactures and markets equipment that produces high precision masks, which are used to print circuit patterns onto semiconductor wafers. Etec sells its MEBES electron beam systems and its CORE and ALTA laser beam systems at prices currently ranging from approximately $3.2 million to $7.3 million each and accessories and upgrades at prices currently ranging from less than $400,000 to $3.0 million each. The Company also derives significant revenues from service and support of its installed base of systems. The Company believes that over 250 commercial electron beam and laser beam mask pattern generation systems are currently installed outside the former Eastern Bloc, of which over 165 have been produced by Etec.

PRODUCTS AND SERVICES

  Etec's products consist of electron beam and laser beam maskmaking systems. The Company's systems are designed to provide a low cost of ownership through high performance, reliability and ease of maintenance. In addition, the Company's systems have modular designs to facilitate retrofitting. The Company is the only maskmaking equipment manufacturer currently offering both electron beam and laser beam systems. The Company believes that this represents an important competitive advantage, as the different performance and cost characteristics of electron beam and laser beam systems permit it to cover a broad range of technical requirements and cost sensitivities for its customers.

  The different characteristics of electron beam and laser beam systems suit them to different segments of the mask pattern generation market. Electron beam systems have a much smaller beam spot size than laser beam systems and are best suited for leading-edge market segments that require the highest resolution and accuracy. The Company's MEBES electron beam systems also have an open control and software architecture, which offer maximum flexibility to the maskmaker. The primary advantage of laser beam systems is their relative simplicity and lower cost of ownership compared to electron beam systems. Another advantage of laser beam systems is the use of optical resists for the maskmaking process, which are easier to use than electron beam resists.

  The Company also sells a variety of hardware and software packages, which are designed to enhance the performance of previously installed MEBES and CORE systems. For example, the Company markets retrofit "suites" that upgrade MEBES III and IV systems to higher performance systems, such as MEBES 4000 or MEBES 4500 systems. In addition, the Company sells accessories to enhance the performance of the MEBES 4500 system itself, such as a robotic loading module to automate mask loading and a two-cassette load chamber to permit faster evacuation of the finished mask from the load chamber. Accessories are currently priced at less than $400,000, and upgrades currently range in price from approximately $1.4 million to $3.0 million. From time to time, the Company also repurchases, refurbishes and resells a limited number of systems.

  The Company's warranty obligations for its systems generally cover a 12-month period beginning upon final customer acceptance. However, most customers have requested service and support beyond the warranty period, and Etec has historically derived significant revenues from annual service and maintenance for its installed base of systems. Approximately 123 of the Company's systems are currently serviced under one-year contracts with

Etec. Most customers request a comprehensive package of service and support that includes a variety of spare parts (excluding electron guns, laser sources and other more expensive parts) and support from an on-site Etec field engineer. Service revenues were approximately $32.7 million, $31.5 million and $28.0 million, in fiscal 1996, fiscal 1995, and fiscal 1994, respectively.

ETEC POLYSCAN

  In February 1996, in furtherance of the Company's strategy to develop or acquire pattern generation and lithography-related products that serve additional markets, Etec Polyscan, acquired substantially all of the assets of Polyscan, a development-stage company based in Tucson, Arizona. Etec Polyscan, a wholly-owned subsidiary of the Company formed to operate the acquired business, designs and develops ultraviolet ("UV") laser direct imaging systems that the Company intends to manufacture and market for applications that require large area pattern generation, including printed circuit boards ("PCBs"), multi-chip modules ("MCMs") and flat panel displays ("FPDs").

  The Company has never operated in the market segments targeted by Etec Polyscan, and there can be no assurance that Etec Polyscan will be able to develop, manufacture and market its products successfully. There also can be no assurance that any technology synergies will be realized between Etec Polyscan and the Company's laser beam mask pattern generation business or that Etec Polyscan's technology can be integrated into the Company's product development strategy. Etec Polyscan has received orders for systems, but has not yet shipped a product and has had net operating losses since its inception. The Company expects that Etec Polyscan will continue to experience net operating losses.

CUSTOMERS

  The Company's customers include both captive and commercial (or "merchant") mask shops. Semiconductor manufacturers employ their captive capabilities largely to supply their own requirements for masks, while merchant mask shops sell masks to a variety of semiconductor device manufacturers. Repeat sales to existing customers represent a significant portion of the Company's product revenues, and the Company believes that its installed base of over 165 systems represents a significant competitive advantage.

  Historically, the Company has sold a significant proportion of its systems to a limited number of customers. Sales to the Company's ten largest customers accounted for approximately 76%, 74% and 76% of total revenues in fiscal 1996, fiscal 1995, and fiscal 1994, respectively. Sales to the largest customer during those periods accounted for approximately 17%, 14% and 13% of total revenues, respectively. Opportunities for new system sales are episodic, because the number of captive and merchant mask shops worldwide is limited and each mask shop has historically purchased at most one or two pattern generation tools per year. As a particular customer completes a new or expanded facility or production line, sales to that customer may decrease sharply. The failure to replace such sales with sales to other customers in succeeding periods would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products.

INTERNATIONAL SALES AND OPERATIONS

  Sales to customers in countries other than the United States accounted for 45%, 44% and 43% of revenues in fiscal 1996, fiscal 1995, fiscal 1994, respectively, with an additional 21%, 16% and 10% of revenues, respectively, attributable to sales in the United States for shipment abroad. See Note 13 of Notes to Consolidated Financial Statements for segment information. The Company anticipates that international sales will continue to account for a significant portion of revenues for the foreseeable future. Sales and operations outside of the United

States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales are primarily denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations, by rendering the Company less price-competitive than foreign manufacturers.

SALES AND MARKETING

  Etec markets and distributes its products directly into its primary markets, which consist of North America, Japan, South Korea and Europe. The Company maintains sales offices in California, Japan, France and South Korea. Customers in Southeast Asia, China and India are currently covered by sales representatives, with assistance from the sales and marketing staff in California. The Company's agreements with its sales representatives are terminable upon 90 days' notice by either party.

  Because of the significant investment required to purchase Etec's systems and their highly technical nature, the sales process is complex, requiring interaction with several levels of the customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the sales cycle can be as long as 12 to 18 months. Purchase decisions are generally made at a high level within the customer's organization, and the sales process involves broad participation across the Etec organization, from the Chief Executive Officer to the engineers who designed the product.

  As discussed in the "International Sales and Operations" section above, sales to customers in countries outside of the United States have accounted for a significant portion of the Company's revenues. The Company effects sales in Japan through its wholly-owned subsidiary, Etec Japan. Customer orders for MEBES equipment received by Etec Japan are placed through Kanematsu Corporation ("KG Japan") and its United States affiliate ("KG USA"), which in turn orders the equipment from Etec. KG Japan receives a commission and provides interim financing to Etec Japan covering the period between KG USA's payments to Etec and the customer's payments to Etec Japan. The Company's laser products were sold in Japan and the Far East by a distributor until April 1995, when the Company began direct sales and marketing of laser beam systems in that region. As part of that transition, the Company agreed to pay the distributor a flat fee for each CORE and ALTA system sold in the defined sales territory for at most the next four years. See Note 12 of Notes to Consolidated Financial Statements.

  As a result of the Company's worldwide distribution and service activities, the Company from time to time has engaged in the distribution of third parties' products to gain insight into new markets. For example, the Company distributes Micrion Corporation's mask repair products in Korea. In December 1994, the Company entered into an exclusive distribution agreement with QC Optics, Inc. ("QC Optics") to distribute and sell QC Optics' laser-based inspection products in Japan, Korea, Taiwan and Singapore. QC Optics' inspection products are used to detect defects in masks, flat panel displays and magnetic media.

BACKLOG

  The Company's backlog for products was approximately $147.6 million, $65.2 million, and $30.1 million at July 31, 1996, 1995, and 1994, respectively. Etec defines backlog to include only those systems, accessories and upgrades with respect to which a written purchase order or agreement has been received and a delivery schedule has been specified for product shipment at some time during the next 12 months. Cancellations of product purchase orders require that the customer make compensatory payments, depending upon the time of cancellation. Cancellations prior to 30 days before estimated shipment generally require payments of up to 50% of the purchase price. Cancellations within the 30 days prior to the estimated shipment date are generally prohibited. However, orders have occasionally been rescheduled by the customer without compensatory payments. Accordingly, backlog is not necessarily representative of future sales.

PRODUCT DEVELOPMENT

  Etec invests heavily in research and development, primarily in electron beam and laser beam imaging, high-speed data retrieval, processing and delivery electronics, measurement and positioning systems and software development. Research and development expenses, net of funding under cooperative development agreements, were $17.4 million, $10.5 million, and $5.1 million, in fiscal 1996, fiscal 1995, and fiscal 1994, respectively, representing 12%, 13%, and 7% of revenues, respectively.

  Historically, governmental and private sources have funded a significant portion of Etec's product development efforts. Governmental and quasi-governmental agencies such as the Department of Defense, ARPA and SEMATECH have supported Etec as a primary supplier of pattern-generation technologies to the U.S. semiconductor industry, although such funding declined significantly from fiscal 1994 to fiscal 1996 due to the completion of major development projects. The aggregate funding from ARPA, SEMATECH and other sources amounted to approximately $725,000, $7.3 million, and $16.1 million for fiscal 1996, fiscal 1995, and fiscal 1994, respectively. The Company cannot predict whether any such funding will be available to it in future periods.

  SEMATECH provided partial funding for the Company's development of enhancements to its existing electron beam and laser beam products pursuant to cooperative development agreements. Funding pursuant to these agreements amounted to approximately $280,000, $1.3 million, and $5.5 million, in fiscal 1996, fiscal 1995, and fiscal 1994, respectively. SEMATECH and its members have the right to obtain a nonexclusive royalty-bearing license from the Company to use the technology developed under the agreements.

MANUFACTURING

  Although the Company manufactures some of the components and subassemblies used in its systems, many are purchased from unaffiliated subcontractors, typically to the Company's specifications. None of the Company's suppliers is obligated to provide the Company with any specific quantity of components or subassemblies over any specific period. Most of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. In particular, the Company relies on sole-source suppliers for its MEBES systems' electron beam sources, high-voltage power supplies, certain lasers, lenses and other critical components, each of which is required for the production of the Company's systems. In addition, because the Company believes that subsystem vendors have increased their manufacturing expertise, the Company intends to obtain an increasing percentage of components and subassemblies from third parties, in order to devote its resources toward systems design, software development, and systems integration, its primary areas of competence. To date, the Company has generally been able to obtain adequate, timely delivery of critical subassemblies and components, although it has experienced occasional delays. However, some of the Company's suppliers may be unwilling or unable to produce sufficient volumes of key components to keep pace with the demand for the Company's systems and upgrades, or to permit the Company to provide customers with an adequate supply of spare parts. Due to occasional shortfalls in supply, the Company has from time to time attempted to develop and manufacture critical parts and subassemblies. In addition, the Company is attempting to modify product designs to avoid the use of currently obsolete electronic components. For example, certain components in the Company's MEBES systems were designed for the MEBES system architecture, which was developed over 20 years ago. There can be no assurance that delays or shortages caused by suppliers will not occur in the future or that the Company will be successful in developing critical components internally or in modifying product designs to avoid the use of obsolete components. In addition, the ALTA data path and portions of the CORE system contain components that have been, or are being, discontinued due to obsolescence. Because the manufacture of these components and subassemblies is very complex and requires long lead times, and because alternative sources may not be readily available, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Any disruption of the Company's supply of critical components and subassemblies could prevent the Company from meeting its manufacturing schedules, which would damage relationships with customers and could have a materially adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

  The maskmaking equipment industry is highly competitive. The Company believes that the principal competitive factors in this industry are product performance, service, technical support, and overall cost of ownership, including system price, reliability and ease of upgrade. The Company believes that it presently competes favorably with respect to each of these factors. Management also believes that the size of Etec's installed base and the compatibility of its various products provide a significant competitive advantage due to customers' desire for compatible mask layers and data formats. However, the Company believes that to remain competitive, it will require significant financial resources in order to invest in new product development, to introduce next-generation systems on a timely basis, and to maintain customer service and support centers worldwide.

PATENTS AND OTHER PROPRIETARY RIGHTS

  Etec holds 44 United States patents expiring on various dates from 1999 through 2012, with corresponding patents and patent applications claiming prior right from U.S. patent applications for most such patents in Japan, South Korea, the European Community and Canada. In the field of electron beam lithography, Etec owns patents and/or patent applications directed to electron guns, ion pumps, particle beam systems, deflection assemblies, calibration and measure processes, and addressing and writing schemes. In the field of laser beam lithography, Etec owns patents and/or patent applications directed to scanning optics, laser pattern generation, and rasterization schemes. Etec also has six pending U.S. patent applications and over 40 pending patent applications in other countries. There can be no assurance that any of these applications will be allowed or that any of the allowed applications will be issued as patents.

  Etec has six registered U.S. trademarks. In addition to patent and trademark protection, the Company relies on the laws of unfair competition, copyright and trade secrets to protect its proprietary rights. The Company has entered into confidentiality and invention assignment agreements with its employees and consultants that are designed to limit access to, and disclosure or use of, the Company's proprietary information.

  Certain important aspects of the Company's systems depend upon licenses granted by third parties. In particular, the Company has licensed the basic technological architecture for MEBES, the Company's family of electron beam systems, as well as certain rights relating to laser beam technology, from AT&T, Patlex Corporation, and SEMATECH, Inc. The Company's electron beam and laser beam systems incorporate software and hardware licensed from other third parties. The Company also relies on trade secrets and proprietary technology that it seeks to protect through confidentiality agreements with employees, consultants and other parties.

  As is typical in the industry, the Company has from time to time received, and may in the future receive, communications from third parties alleging infringements of patents and other intellectual property rights. No assurance can be given that additional infringement claims by third parties will not be asserted. In the future, litigation may be necessary to defend the Company against alleged infringement of others' rights. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that, in the future, litigation will not be necessary to enforce the Company's patents or other intellectual property rights.

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

  The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained or is in the process of obtaining all material environmental permits necessary to conduct its business. The Company currently maintains groundwater monitoring wells at its Hayward, California campus, although it may discontinue monitoring due to the concurrence of the California Regional Water Quality Board with the Company's proposal to cease groundwater monitoring at the site.

  The Company's products and worldwide operations are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, recent European Union ("EU") regulations relating to electromagnetic fields, electrical power and human exposure to laser radiation require Certificate Europa ("CE") mark certification for shipments of laser beam and electron beam products into the EU. Prior EU regulations in this area have required the Company to modify its systems for shipment to Europe. The Company's systems currently do not comply with the additional EU regulations which became effective in January 1996, and further EU regulations in this area are scheduled to become effective in January 1997. The Company is currently pursuing product design activities to obtain CE mark certification for its CORE and ALTA laser beam systems and for its next generation of MEBES products, but no such activities are planned with respect to the MEBES 4500. No assurance can be given that the Company will obtain such certification. If the Company is unable to comply with these EU regulations, the Company may be barred from selling its products directly or through its customers to member countries of the EU. In addition, numerous domestic semiconductor manufacturers and independent mask shops, including certain of the Company's customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products currently comply with all material governmental health and safety regulations, except for the EU regulations described above, and with the voluntary industry standards currently in effect. In part because the scope of future regulations and standards cannot be predicted, there can be no assurance that the Company will be able to comply with any future regulation or industry standard. Noncompliance could result in governmental restrictions on sales or reductions in customer acceptance of the Company's products. Compliance may also require significant product modifications, potentially resulting in increased costs and impaired product performance. In addition, the composition of the Company's workforce and other aspects of its operations have been subject to extensive governmental regulation due to the Company's provision of services to federal agencies such as ARPA.

  Certain of the Company's products may not be sold outside of the United States except pursuant to an export license from the United States Department of Commerce. While the Company has not experienced significant delays in obtaining such licenses for major markets, there can be no assurance that future sales will not be subject to delay due to export license or other regulatory requirements.

EMPLOYEES

  As of July 31, 1996, Etec had 686 employees, including 137 in research, development and engineering-related functions, 214 in manufacturing and production, 127 in administration, 162 in field service, and 46 in marketing and sales. Etec's foreign offices employed 122 employees, all foreign nationals, as of such date. None of Etec's employees is governed by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

  The Company's financial performance will depend significantly upon the continued contributions of its officers and key management, technical, sales and support personnel, many of whom would be difficult to replace. In addition, the Company believes that certain of its former employees currently provide services or technical support to the Company's customers or competitors. There can be no assurance that the Company will be successful in attracting or retaining qualified personnel.

                CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

CYCLICALITY OF THE MASKMAKING AND SEMICONDUCTOR INDUSTRIES

  The Company's operating results depend on capital expenditures by maskmakers, which in turn depend on the current and anticipated demand for masks, integrated circuits made from masks and products that use such integrated circuits. Although the semiconductor industry has experienced significant growth in recent years, there can be no assurance that such growth will be sustained. The ratio of semiconductor orders to shipments (the "book-to-bill" ratio) for U.S.-based semiconductor manufacturers, as reported by the Semiconductor Industry Association, has declined to less than one in recent periods. Moreover, the overall semiconductor industry has been and is likely to continue to be cyclical with periods of oversupply. A downturn in the demand for semiconductors would likely reduce the demand for masks and could reduce the demand for the Company's maskmaking equipment. The Company's ability to reduce expenses in response to any such downturn is limited by its need for continued investment in research and development and in customer service and support. Previous downturns in capital investment by the maskmaking industry have materially adversely affected the Company's business, financial condition and results of operations in prior periods, and future downturns may have similar material adverse effects. In addition, due to changes in semiconductor manufacturing technology, at times the demand for maskmaking equipment has been depressed while the demand for semiconductor devices, has remained strong. A downturn in demand for maskmaking equipment would have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

  The Company derives most of its annual revenues from the sale of a small number of systems and upgrades at prices currently ranging from approximately $3.2 million to $7.3 million each for systems, and from approximately $1.4 million to $3.0 million each for upgrades. As a result, any delay in the recognition of revenue for a single system or upgrade could have a material adverse effect on the Company's results of operations for a given accounting period. For example, a system shipment planned for the fourth quarter of fiscal 1995 was delayed due to the failure to complete factory acceptance tests prior to the end of the quarter, materially affecting fiscal 1995 fourth quarter results. In addition, one or more systems originally scheduled to ship in the first quarter of fiscal 1997 will be delayed due to the failure to complete factory acceptance tests prior to the end of the first quarter of fiscal 1997. In addition, some of the Company's sales have been realized near the end of a quarter. Accordingly, a delay in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter.

  The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate quarterly and annually due to a variety of factors, including the cyclicality of the maskmaking and semiconductor industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment reschedulings, market acceptance of the Company's products, fluctuations in the grant and funding of development contracts, consolidation of mask shops, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of product revenues and service revenues, the timing of payments of sales commissions, the availability of components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations. In any particular period, average gross margin per system shipped may vary significantly depending on the types of systems shipped, the specific configuration of each shipped system, and potential differences in selling prices among systems ordered at different times. Over the last eight quarters the Company's gross margin has fluctuated from approximately 39% to 47% of revenues. The Company anticipates that its gross margin will continue to fluctuate. The Company's net income and cash flow will also be affected by its ability to apply its net operating loss carryforwards ("NOLs"), which totaled approximately $23.9 million for federal income tax purposes at July 31, 1996, against taxable income in future periods. The

Company's utilization of the NOLs cannot exceed approximately $19.0 million per fiscal year. The Company cannot predict the impact of these and other factors on its financial performance in any future period.

IMPORTANCE OF RECENTLY INTRODUCED PRODUCTS

  The Company's future success depends upon the market's acceptance of new generations of its systems. The Company commenced shipments of its MEBES 4500 electron beam systems in June 1995 and of its ALTA 3000 laser beam systems in June 1994, both of which are targeted at the 0.25- to 0.35-micron generation of semiconductor devices currently in pilot production and under development. The Company has limited experience with the production of the MEBES 4500 and ALTA 3000 systems, having shipped nine MEBES 4500 systems, two MEBES 4500 upgrades and nine ALTA 3000 systems to date. Any technical or manufacturing difficulties with these systems (or subsequent generations of the Company's systems) would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the market for the leading-edge applications targeted by the MEBES 4500 and ALTA 3000 systems will develop as quickly as, or to the degree that, the Company currently anticipates.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON PRODUCT DEVELOPMENT

  The semiconductor industry in general, and the maskmaking industry in particular, are characterized by rapid technological change and evolving industry standards. As a result, the Company must continue to enhance its existing products and to develop and manufacture new products and upgrades with improved capabilities. This has required and will continue to require substantial investments in research and development by the Company to advance a number of state-of-the-art technologies. Continuous investments in research and development will also be required to respond to the emergence of new mask technologies, such as optical proximity correction ("OPC") and phase shift mask ("PSM") technologies. The failure to develop, manufacture and market new products, or to enhance existing products, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of the Company's products or a reduction in the Company's margins as a result of intensified price competition.

  Changes in mask or semiconductor manufacturing processes could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates continued changes in semiconductor and pattern generation technologies and processes, which may include the development of product or process technologies that extend the useful lives of previously sold maskmaking tools. For example, the Company's sales were materially adversely affected for several years from the mid-1980s to the early 1990s due to the introduction of "5X" reduction steppers. There can be no assurance that the Company will be able to develop, manufacture and sell products that respond adequately to such changes.

  The Company's success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. The Company's new product decisions and development commitments must anticipate the equipment needed to satisfy the requirements for lithography processes three or more years in advance of sales. Any failure to predict accurately customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, and product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements of existing products.

DEPENDENCE ON KEY SUPPLIERS; AVAILABILITY OF CRITICAL COMPONENTS

  The Company does not maintain any long-term supply agreements with any of its suppliers, and the majority of the critical components and subassemblies included in the Company's products are obtained from sole source suppliers or a limited group of suppliers. The manufacture of certain components and subassemblies is very complex and requires long lead times. The Company's systems cannot be produced without certain sole-sourced, critical components. Alternative suppliers for many of these components may not be readily available, and no substantial increase in the number of alternative suppliers is anticipated. In addition, the Company intends to rely to an increasing degree on outside suppliers because of their specialized expertise in component fabrication and subsystem assembly. However, some of the Company's suppliers may be unwilling or unable to produce sufficient volumes of key components to keep pace with the demand for the Company's systems and upgrades, or to permit the Company to provide customers with an adequate supply of spare parts.

  The Company's reliance on a limited group of suppliers, and particularly on sole source suppliers, involves several risks, including the potential inability to obtain an adequate supply of components and reduced control over pricing and delivery time. To date, the Company has generally been able to obtain adequate, timely delivery of critical subassemblies and components, although it has experienced occasional delays. Due to occasional shortfalls in supply, the Company has from time to time attempted to develop and manufacture critical parts and subassemblies. In addition, the Company is attempting to modify product designs to avoid the use of currently obsolete electronic components. For example, certain components in the Company's MEBES systems were designed for the MEBES system architecture, which was developed over 20 years ago. In addition, the ALTA data path and portions of the CORE system contain components that have been, or are being, discontinued due to obsolescence. There can be no assurance that delays or shortages caused by suppliers will not occur in the future or that the Company will be successful in developing critical components internally or in modifying product designs to avoid the use of obsolete components. Any inability to obtain adequate, timely deliveries of subassemblies and components could prevent the Company from meeting scheduled shipment dates, which would damage relationships with current and prospective customers and materially adversely affect the Company's business, financial condition and results of operations. Future shortages of components from these limited sources could also require the Company to expend resources on internal parts development and production, or to alter product designs, which could have a material adverse effect on the Company's business and results of operations.

LIMITED MANUFACTURING CAPACITY

  The Company's systems have a large number of components and are highly complex. The Company has experienced delays from time to time in manufacturing and delivering its systems and upgrades and may experience similar delays in the future. Any inability to manufacture and ship systems or upgrades on schedule could adversely affect the Company's relationships with its customers and thereby materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase its manufacturing capacity in response to an increase in demand is limited given the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components and the need for highly skilled personnel. However, manufacturing capacity is not currently limited by facility constraints. The failure of the Company to keep pace with customer demand could lead to extensions of delivery times, which could deter customers from placing additional orders, and could adversely affect product quality. In an effort to keep pace with customer demand and to shorten delivery times, the Company is outsourcing significant subassemblies, is performing vendor certifications, is partnering to reduce lead times on critical components, and is attempting to standardize its bills of materials. Additionally, the Company is attempting to attract additional skilled personnel. There can be no assurance that these efforts will be successful in increasing the Company's manufacturing capacity.

  The Company conducts all of its manufacturing activities at its leased facilities in Hayward, California, Beaverton, Oregon and Tucson, Arizona. The Company's Hayward campus is located in a seismically active area. Although the Company maintains business interruption insurance, a major catastrophe (such as an earthquake or other natural disaster) at the Hayward or Beaverton sites could result in a prolonged interruption of the Company's business. All of the Company's electron beam systems are produced in Hayward, and all of its CORE and ALTA laser beam systems are produced in Beaverton. Neither facility is equipped to produce the type of system produced by the other.

CONCENTRATION OF CUSTOMERS; LIMITED CONCURRENT SELLING OPPORTUNITIES

  Historically, the Company has sold a significant proportion of its systems to a limited number of customers. Sales to the Company's ten largest customers accounted for approximately 76%, 74%, and 76% of total revenues in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. Sales to the largest customer during those periods accounted for approximately 17%, 14% and 13% of total revenues, respectively. Opportunities for new system sales are episodic, because the number of captive and merchant mask shops worldwide is limited and each mask shop has historically purchased at most one or two pattern generation tools per year. As a particular customer completes a new or expanded facility or production line, sales to that customer may decrease sharply. The failure to replace such sales with sales to other customers in succeeding periods would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. See "Business--Customers."

DEPENDENCE ON KEY EMPLOYEES; NEW MANAGEMENT; MANAGEMENT OF GROWTH

  The Company's operating results will depend significantly upon the continued contributions of its officers and key management, engineering, manufacturing, marketing, customer support and sales personnel, many of whom would be difficult to replace. The Company does not have an employment agreement with any of its employees or maintain key person life insurance with respect to any employee. The loss of any key employee could have a material adverse effect on the Company's business, financial condition and results of operations. Employees of the Company are currently required to enter into a confidentiality agreement as a condition of their employment. However, these agreements do not expressly prohibit the employees from competing with the Company after leaving its employ, and certain of its former employees currently provide services or technical support to the Company's customers or for its competitors.

  The Company's operating results will depend in significant part upon its ability to attract and retain other qualified management, engineering, manufacturing, marketing, customer support and sales personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

  Certain of the Company's senior management, including its Chief Executive Officer; Chief Financial Officer; Vice President, Operations; Vice President, Human Resources and Administration; Vice President, Customer Support; Vice President, Sales and Customer Support; and the General Manager of the Company's subsidiary, Etec Polyscan, Inc., joined the Company within the past four years. The Company's ability to compete effectively and to execute its strategies will depend in part upon its ability to integrate these and future new managers into its operations. The Company continues to require additional managerial and technical personnel due to its recent growth, and occasional delays in filling key positions have placed additional burdens on existing personnel. There can be no assurance that the Company will be successful in attracting and retaining qualified managerial and technical personnel sufficient to meet its requirements.

  The recent growth in the Company's sales and expansion of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

ACQUISITIONS

  The Company's business strategy includes expanding its product lines and markets through internal product development or acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, potential reductions in income due to losses incurred by the acquired business, and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's financial condition and results of operations. For example, in the third quarter of fiscal 1996, the Company wrote off $6.3 million of in-process technology relating to the acquisition of substantially all of the assets of Polyscan described below. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. To date, the Company has had limited experience in integrating businesses operating in markets other than semiconductor maskmaking equipment.

  In February 1996, Etec Polyscan, Inc. ("Etec Polyscan"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Polyscan, a development-stage company based in Tucson, Arizona that designs and develops laser direct imaging systems for printed circuit board and multi-chip module applications, for 350,000 shares of the Company's Common Stock. Etec Polyscan has received orders for systems, but has not yet shipped a product, and has had net operating losses since its inception. The Company expects that Etec Polyscan will continue to have net operating losses for the foreseeable future. The Company has never operated in the market segments targeted by Etec Polyscan. The Company's failure to integrate Etec Polyscan's technology into the Company's product development strategy, or Etec Polyscan's inability to complete its obligations under development contracts and to manufacture and market its products, may have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to integrate Etec Polyscan into its current business operations or will be able to integrate Etec Polyscan's technology into the Company's product development strategy or to market and sell Etec Polyscan's products successfully, or that the Etec Polyscan business will ever become profitable. There can be no assurance of the effect of any future acquisition on the Company's business or operating results.

COMPETITION

  The maskmaking equipment industry is highly competitive. The Company currently experiences competition worldwide from a number of foreign and domestic manufacturers, including Hitachi, Ltd. ("Hitachi") and Japan Electron Optical Laboratory ("JEOL"). Most of the Company's competitors have substantially greater financial resources than the Company and extensive engineering, manufacturing, marketing and customer service and support capabilities. Some competitors have entered into strategic relationships or alliances with leading semiconductor manufacturers. In particular, the Company believes that Japanese competitors such as Hitachi and JEOL have longstanding collaborative relationships with Japanese and other Asian semiconductor manufacturers. Several industry consortia have been formed in Japan to promote the development of maskmaking and direct write technology. Because of the significant investment required to install and integrate maskmaking equipment, the Company also believes that many customers rely upon a single maskmaking equipment vendor for multiple generations of equipment, making it difficult to achieve significant sales to a particular customer once a competitor's system has been selected.

  The Company's competitors can be expected to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. Product introductions and enhancements by the Company's present or future competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems, intensify price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition to competition from companies employing lithography technologies currently in volume production, the Company believes that it may face competition from companies employing new technologies, such as the cell projection technology that is currently under development. In addition, the Company's MEBES, CORE and ALTA systems all use a raster scanning writing method. Currently, despite the throughput advantage of vector scanning for some types of integrated circuit designs, the Company believes that raster scanning has a competitive advantage over vector scanning due to its greater accuracy. If changes in integrated circuit manufacturing or in customer requirements were to make vector scanning systems more attractive, the Company's raster scanning products could be subjected to more intense competition from vector scanning systems. There can be no assurance that competitive pressures will not have a material adverse effect on the Company's business, financial condition or results of operations.

LENGTHY SALES CYCLE

  Installing and integrating maskmaking equipment requires a substantial investment by a customer. In addition, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before reaching a sufficient level of confidence in the system's performance characteristics and compatibility with the customer's target applications. Accordingly, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management time and effort with no assurance that a sale will result. See "Sales and Marketing."

FUTURE CAPITAL NEEDS

  The development, manufacture and marketing of pattern generation systems are highly capital intensive. The Company has also budgeted in excess of $24.6 million for capital expenditures in fiscal 1997. The Company expects that the proceeds from its public offering and the sale of Common Stock to Intel in June 1996, together with anticipated cash flow from operations, existing credit facilities, and existing cash balances, will satisfy its cash requirements for at least the next twelve months. To the extent that such cash resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. If additional capital is raised through the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur.

REDUCED COOPERATIVE DEVELOPMENT FUNDING

  The Company's research and development efforts have historically received significant funding from governmental and quasi-governmental agencies, such as the Advanced Research Projects Agency ("ARPA") and SEMATECH, Inc. ("SEMATECH"), a consortium of U.S. semiconductor manufacturers, and from the private sector. Aggregate funding from all such sources amounted to approximately $725,000, $7.3 million, and $16.1 million in fiscal 1996, fiscal 1995, and fiscal 1994, respectively. Governmental funding of the Company's development activities has declined precipitously in recent periods. In the past year, the Company and SEMATECH ended their most recent cooperative development agreement. Future funding from governmental, quasi-governmental and private sources is uncertain, and there can be no assurance that any such funding will be available to the Company. Accordingly, the Company anticipates that its net research and development expenditures will continue to increase over at least the next two years.

PATENTS AND OTHER INTELLECTUAL PROPERTY

  The Company currently holds 44 United States patents expiring on various dates from 1999 through 2012, and holds corresponding patents and applications in several foreign countries for most of such patents. The Company also has six pending U.S. patent applications and over 40 pending foreign patent applications. There can be no assurance that any of the Company's patent applications will be allowed or that any of the allowed applications will be issued as patents. Certain important aspects of the Company's systems depend upon licenses granted by third parties. In particular, the basic technological architecture for MEBES, the Company's family of electron beam systems, was licensed to the Company by AT&T. This license is non-exclusive, and similar licenses could be granted to potential competitors. Although the Company believes that significant development efforts would be necessary to generate a commercial production tool from the basic technology covered by this license, there can be no assurance that competitors will not be able to utilize this technology to develop products that could reduce the Company's sales of MEBES systems, accessories and upgrades. In addition, certain rights relating to laser beam technology have been licensed from Patlex Corporation and SEMATECH, Inc. The Company's electron beam and laser beam systems also incorporate software and hardware licensed from other third parties. If the Company's licenses were invalidated or terminated, or if their scope became subject to dispute, the Company's business could be adversely affected. The Company also relies on trade secrets and proprietary technology that it seeks to protect through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets or proprietary technology will not otherwise become known to or independently developed by others. Overall, while the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents or other rights held by or licensed to the Company will not be challenged, invalidated or circumvented, or that protracted and costly litigation will not be necessary to enforce the Company's patents and other intellectual property rights.

  Semiconductor-related industries have experienced substantial litigation regarding patent and other intellectual property rights. As is typical in the industry, the Company has from time to time received, and may in the future receive, communications from third parties alleging infringements of patents and other intellectual property rights. No assurance can be given that additional infringement claims by third parties will not be asserted. In the future, protracted litigation may be necessary to defend the Company against alleged infringement of others' rights. Any such litigation, even if ultimately successful in defense of the Company, could result in substantial cost and diversion of time and effort by management, which by itself could have a material adverse effect on the Company's business, financial condition and results of operations. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities (including treble damages under certain circumstances), require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

ENVIRONMENTAL REGULATIONS

  The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained or is in the process of obtaining all material environmental permits necessary to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

  In 1990, several monitoring wells were installed on the site of the Company's headquarters in Hayward, California to monitor levels of Freon 113, Dichloroethene (1, 1-DCE), Trichloroethene and Chloroform in groundwater under the site. On June 1, 1995, an environmental consulting firm recommended to the California Regional Water Quality Board (the "Water Quality Board") that groundwater monitoring at the site be discontinued, and on July 19, 1995 the Water Quality Board agreed in writing with this recommendation. However, there can be no assurance that the Water Quality Board or any other governmental agency will not require additional monitoring or remediation at the Hayward site in the future. The Perkin-Elmer Corporation

("Perkin-Elmer"), the former owner of the property, has agreed to indemnify the Company, subject to a 50% copayment by the Company of the first $600,000 of indemnifiable costs, in the event that any toxic substances which were present and identified at the time of the Company's acquisition of the property in 1990 require remediation. The Company is obligated to indemnify the current owner of the Hayward property, which is leased by the Company, in the event that soil or groundwater remediation at the site becomes necessary.

HEALTH AND SAFETY REGULATIONS AND STANDARDS

  The Company's products and worldwide operations are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, recent European Union ("EU") regulations relating to electromagnetic fields, electrical power and human exposure to laser radiation require Certificate Europa ("CE") mark certification for shipments of laser beam and electron beam products into the EU. Prior EU regulations in this area have required the Company to modify its systems for shipment to Europe. The Company's systems currently do not comply with the additional EU regulations which became effective in January 1996, and further EU regulations in this area are scheduled to become effective in January 1997. The Company is currently pursuing product design activities to obtain CE mark certification for its CORE and ALTA laser beam systems and for its next generation of MEBES products, but no such activities are planned with respect to the MEBES 4500. No assurance can be given that the Company will obtain such certification. If the Company is unable to comply with these EU regulations, the Company may be barred from selling its products directly or through its customers to member countries of the EU. A disruption in or loss of sales to the Company's European customers could adversely affect the Company's customer relationships and results of operations. In addition, numerous domestic semiconductor manufacturers and independent mask shops, including certain of the Company's customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products currently comply with all material governmental health and safety regulations, except for the EU regulations described above, and with the voluntary industry standards currently in effect. In part because the future scope of these and other regulations and standards cannot be predicted, there can be no assurance that the Company will be able to comply with any future regulation or industry standard. Noncompliance could result in governmental restrictions on sales or reductions in customer acceptance of the Company's products. Compliance may also require significant product modifications, potentially resulting in increased costs and impaired product performance.

VOLATILITY OF STOCK PRICE

  Since the Company's initial public offering in October 1995, the price of the Company's Common Stock has fluctuated widely, with sales prices on the Nasdaq National Market ranging from $7.75 to $39.50 (the high on October 14,
1996). The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the maskmaking and semiconductor industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by the Company or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in the Company's relationships with customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

FACTORS AFFECTING A CHANGE IN CONTROL

  The Company's four largest institutional investors, in the aggregate, own beneficially approximately 21% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval. The Company's charter provides for authorized but unissued preferred stock, the terms of which may be fixed by the Board of Directors. In addition, certain provisions of Nevada law will prohibit certain significant stockholders from entering into a business combination with the Company unless certain conditions are met. These charter and statutory provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

ITEM 2. PROPERTIES.

  The Company maintains its electron beam system design, development and manufacturing capability at its headquarters located in Hayward, California. The Company leases the Hayward facility under a lease that expires in fiscal 2012 unless extended at the Company's option for up to four five-year renewal periods. The Hayward campus consists of two buildings with a total area of 150,000 square feet. In April 1996, the Company commenced construction of a 60,000-square-foot administrative building in Hayward, which is expected to be completed in early 1997. The manufacturing building, one of the two existing buildings, has been custom-modified for the production of electron beam systems and includes an 18,500 square foot cleanroom facility, including 20 test cells, for precision assembly and final system testing. The Company also leases general office space in Hayward.

  CORE and ALTA laser systems are manufactured at a facility in Beaverton, Oregon with approximately 60,000 square feet under a lease that expires on June 30, 1999 unless extended at the Company's option for an additional three-year period. The facility includes approximately 5,000 square feet of cleanroom space, including six test cells. In early fiscal 1997, the Company added approximately 2,000 square feet of cleanroom space and four additional test cells. The Company also leases sales and service offices in France, Germany, Japan and South Korea. The Company believes its facilities are adequate to support its current needs.

  Etec Polyscan operates an approximately 22,000 square foot facility in Tucson, Arizona under a lease that expires in 2000. In early fiscal 1997, Etec Polyscan completed the addition of 4,500 square feet of cleanroom space and acquired approximately 17,000 square feet of additional space at its Tucson facility.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table lists the names, ages and positions held with the Company of all executive officers of the Company as of July 31, 1996. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

  The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors are as follows:

   NAME                     AGE                           POSITION
   ----                     ---                           --------
   Stephen E. Cooper.......  50 Chairman of the Board, President and Chief Executive Officer
   Frank E. Abboud.........  36 Vice President, Product Development
   William D. Cole.........  41 Vice President, Sales and Customer Support
   Trisha A. Dohren........  50 Vice President, Human Resources and Administration
   Roy A. Earle............  39 Vice President, Operations
   Melissa A. Ellis........  44 Vice President, Customer Support
   Mark A. Gesley..........  40 Vice President, Technology Development
   Philip J. Koen, Jr. ....  44 Vice President and Chief Financial Officer
   Takeshi (John) Suzuki...  57 President, Etec Japan and Director
   Paul A. Warkentin.......  42 Vice President, Marketing

  Mr. Cooper joined Etec as President and Chief Operating Officer in January 1993 and was named Chief Executive Officer in July 1993. He was initially appointed to the Board of Directors in March 1993 and became Chairman of the Board in April 1995. Before joining Etec, Mr. Cooper served as President and Chief Executive Officer of Bipolar Integrated Technology, a manufacturer of bipolar emitter coupled logic semiconductors, from 1987 to 1990. From 1980 to 1987, Mr. Cooper held various positions, including President and Chief Operating Officer, with Silicon Systems, Inc., a manufacturer of analog/digital semiconductors. From 1973 to 1980, Mr. Cooper held various engineering and management positions at Intel Corporation, including Engineering Manager and Wafer Fabrication Manager. Mr. Cooper holds a B.S.E.E. from the University of California at Santa Barbara. He is also a director of Vivid Semiconductor.

  Mr. Abboud joined Etec in 1985 and has been Vice President, Product Development since August 1996. From June 1994 to July 1996, Mr. Abboud served as Vice President, Customer Support. He served as manager of electron beam raster scan programs from August 1991 to June 1994. During that time he led several critical product development programs and contracts with SEMATECH for the development of the MEBES IV and MEBES 4000 products. Mr. Abboud holds a B.S.E.E. from California State University at Sacramento and his M.S.E.E. from Santa Clara University.

  Mr. Cole joined Etec as Vice President, Sales and Customer Support in August 1996. Before coming to Etec, Mr. Cole served as Vice President, Sales for Genus, Inc. a manufacturer of ion implementation and chemical vapor deposition systems, since 1993. Prior to Genus, Mr. Cole was National Sales Manager at Teradyne, Inc., a world leader in automatic test equipment, telecommunications test, and backplane connection systems, where he had responsibility for sales and service for the Western United States. From 1981 to 1985, he was a Sales Engineer for Recht Associates, manufacturers of electronic components. He holds a B.S. in Economics/Statistics from the University of California at Berkeley.

  Ms. Dohren joined Etec as Vice President, Human Resources and Administration in August 1993. Before joining Etec, Ms. Dohren was a human resources executive with Wells Fargo Bank's Wells Electronic Banking Systems from May 1993 to August 1993. From 1991 to February 1993, she served as Regional Human Resources Manager with Brooks Brothers. From 1983 to 1991, Ms. Dohren held various managerial positions including Personnel Manager at Macy's of California. Ms. Dohren attended San Jose State University.

  Mr. Earle, Vice President, Operations, joined Etec in October 1995. Before joining Etec, Mr. Earle served as Chief Operating Officer and Plant Manager for Temic Siliconix, a manufacturer of integrated circuits and bipolar discretes, from July 1994 to October 1995. He was Senior Director, Tactical Marketing of Temic Siliconix from 1990 to 1994. Mr. Earle served at Siliconix, Inc. a semiconductor manufacturer, as Plant Manager from 1989 to 1990 and as Operations Manager from 1988 to 1989. From 1980 to 1988, Mr. Earle held various operations and engineering positions with GE Ceramics and GE Semiconductor. He holds a B.Sc. from University College, Dublin, (Ireland), and an M.Sc. Tech. from the University of Sheffield (United Kingdom).

  Ms. Ellis, Vice President, Customer Support, joined Etec in August 1996. Before joining Etec, Ms. Ellis was with Credence Systems Corp. from 1991 to 1996 where she had worldwide responsibility in the same capacity. Between 1976 and 1991, she held various management positions at Tectronix, Inc., including Business Unit Manager and Materials Manager. She holds a B.A. degree from Lewis and Clark College, Portland, Oregon.

  Dr. Gesley, Vice President, Technology Development, joined Etec in 1988 as the electron optics task leader for the MEBES IV product. He holds five patents related to the MEBES thermal field emission column. Before joining Etec, Dr. Gesley was with the electron-beam lithography group at the IBM Thomas L. Watson Research Center in Yorktown Heights, New York. He holds a B.A. in Physics from Reed College and a Ph.D. in Applied Physics from the Oregon Graduate Institute of Science and Technology.

  Mr. Koen, Vice President, Chief Financial Officer, joined Etec in December 1993 as Chief Financial Officer and Treasurer. He served as Chief Financial Officer and Vice President, Manufacturing of Levolor Corporation, a consumer products manufacturer, from April 1989 to December 1993. From 1980 to 1989, he held several management positions, the last being Director of Business Development, at Baker Hughes, Inc., a manufacturer of oil field service equipment. Mr. Koen holds a B.A. in Economics from Claremont McKenna College and an M.B.A. from the University of Virginia. Mr. Koen is a Certified Public Accountant (inactive status).

  Mr Suzuki has been a director of Etec since May 1994. Mr. Suzuki has been President and a director of Etec Japan since May 1990. He founded Etec Japan in 1977. Mr. Suzuki has worked in the electronics industry since 1962 and has extensive international trade experience.

  Dr. Warkentin has been Vice President, Marketing, of Etec since July 1995, and has served in various other positions, including Vice President, Corporate Development and Beaverton Site Manager. Dr. Warkentin came to Etec through its acquisition of ATEQ in November 1991, where his last position was Director of Development. Dr. Warkentin led a number of product development programs after joining ATEQ in January 1984. Dr. Warkentin holds a B.A. in Physics and Chemistry from the University of California, Santa Cruz and a Ph.D. in Physics from the University of California, San Diego.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

                          PRICE RANGE OF COMMON STOCK

  The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ETEC" since October 24, 1995. The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market.

   FISCAL 1996                                                     HIGH   LOW
   -----------                                                    ------ ------
   First Quarter (from October 24, 1995)......................... $11.00 $10.00
   Second Quarter................................................  13.75   8.00
   Third Quarter.................................................  24.75  10.75
   Fourth Quarter................................................  37.00  17.25

  As of October 21, 1996, there were approximately 390 holders of record of the Company's outstanding Common Stock.

                                DIVIDEND POLICY

  The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business. Currently, the Company and its subsidiaries are prohibited from paying dividends under the terms of its $30.0 million financing facility. In addition, the lease of the Company's Hayward, California property restricts the Company from paying cash dividends under certain conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                        YEAR ENDED JULY 31,
                             ----------------------------------------------
                               1996     1995     1994      1993      1992
                             --------  -------  -------  --------  --------
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Revenue:
  Products.................  $112,940  $51,395  $40,731  $ 31,650  $ 41,819
  Services.................    32,705   31,521   27,979    26,932    26,769
                             --------  -------  -------  --------  --------
                              145,645   82,916   68,710    58,582    68,588
                             ========  =======  =======  ========  ========
Cost of revenue:
  Cost of products.........    56,632   27,015   25,559    25,450    32,682
  Cost of services.........    23,410   20,604   17,670    16,488    17,655
                             --------  -------  -------  --------  --------
                               80,042   47,619   43,229    41,938    50,337
                             --------  -------  -------  --------  --------
Gross profit...............    65,603   35,297   25,481    16,644    18,251
                             --------  -------  -------  --------  --------
Operating expenses:
  Research, development and
   engineering.............    17,402   10,497    5,102    11,034     9,472
  Selling, general and
   administrative..........    21,269   13,397   10,803    10,049    25,331
  Write-off of in-process
   technology acquired.....     6,269      --       --        --     10,600
                             --------  -------  -------  --------  --------
                               44,940   23,894   15,905    21,083    45,403
                             --------  -------  -------  --------  --------
Income (loss) from
 operations................    20,663   11,403    9,576    (4,439)  (27,152)
Interest expense...........    (1,824)  (4,238)  (5,115)   (5,880)   (5,277)
Other income (expense),
 net.......................     2,669     (352)    (533)      410    (1,116)
                             --------  -------  -------  --------  --------
Income (loss) before income
 tax (benefit) provision
 and extraordinary items...    21,508    6,813    3,928   (9,909)   (33,545)
Income tax (benefit)
 provision.................   (16,283)   2,289    2,316     1,500     1,296
                             --------  -------  -------  --------  --------
Income (loss) before
 extraordinary items.......    37,791    4,524    1,612   (11,409)  (34,841)
Extraordinary (loss) gain
 on early extinguishment of
 debt......................      (930)   5,412      --        --        --
                             --------  -------  -------  --------  --------
Net income (loss)..........    36,861    9,936    1,612   (11,409)  (34,841)
Accretion of mandatorily
 redeemable convertible
 preferred stock...........     1,078    3,092    2,946     2,740     2,541
                             --------  -------  -------  --------  --------
Net income (loss)
 attributable to Common
 Stockholders..............  $ 35,783  $ 6,844  $(1,334) $(14,149) $(37,382)
                             ========  =======  =======  ========  ========
Per share data:
  Income (loss) before
   extraordinary items.....  $   2.07  $  0.31  $  0.12  $  (0.94) $  (2.86)
  Extraordinary items......     (0.05)    0.37      --        --        --
                             --------  -------  -------  --------  --------
  Net income (loss)........  $   2.02  $  0.68  $  0.12  $  (0.94) $  (2.86)
                             ========  =======  =======  ========  ========
Weighted average common
 shares....................    18,296   14,594   14,008    12,168    12,167
                             ========  =======  =======  ========  ========

  (See unaudited quarterly data at page 29 of Management's Discussion and Analysis of Financial Condition and Results of Operations.)

  (See factors affecting comparability and selected consolidated balance sheet data on next page.)

                                         1996    1995    1994    1993    1992
                                       -------- ------- ------- ------- -------
BALANCE SHEET DATA:
Total assets.......................... $208,871 $85,984 $62,782 $66,151 $76,793
Mandatorily redeemable convertible
 preferred stock...................... $    --  $76,397 $54,362 $44,317 $41,577
Long-term debt, including capital
 lease obligations.................... $  6,939 $16,866 $31,251 $46,573 $49,377

  The Company has not declared dividends.

FACTORS AFFECTING COMPARABILITY

 Fiscal 1996 net income

  . reflects the inclusion of an extraordinary loss of $930,000 recorded as a result of the early extinguishment of senior secured notes payable. See Note 3 of Notes of Consolidated Financial Statements.

  . reflects a $23.0 million tax benefit realized as a result of reversing a portion of the Company's valuation allowance associated with certain deferred tax assets. See Note 7 of Notes to Consolidated Financial Statements.

  . reflects the write-off of $6.3 million of in-process technology acquired in connection with the acquisition of substantially all of the assets and the assumption of certain specified liabilities of Polyscan. See
     Note 14 of Notes to Consolidated Financial Statements.

 Fiscal 1995 net income

  . reflects the inclusion of an extraordinary gain of $5.4 million recorded as a result of the early extinguishment of $19.7 million of subordinated notes payable and accrued interest. See Note 3 of Notes to Consolidated Financial Statements.

 Fiscal 1992 net loss

  . reflects the write-off of $10.6 million of in-process technology acquired in connection with its purchase of ATEQ and the write-off of $10.2 million of certain inventory and assets.

 Weighted average common shares

  . are computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This item contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause those differences are discussed in the Certain Factors that May Affect Future Results section below.

OVERVIEW

  Etec designs, develops, manufactures, markets and services electron beam and laser beam mask pattern generation equipment for the semiconductor industry. Etec was incorporated in 1989 to effect a leveraged buyout (the LBO) in 1990 of the former Electron Beam Technology Division of Perkin-Elmer, which was itself the continuation of a business commenced in 1970. In November 1991, the Company purchased ATEQ, a supplier of laser beam maskmaking systems. In February 1996, the Company acquired substantially all of the assets and assumed certain specified liabilities of Polyscan, a developer of laser direct imaging systems for large-area pattern generation applications.

  Beginning in fiscal 1994, Etec's new management team focused on reducing overhead, achieving manufacturing efficiencies and improving the Company's operating and capital structure, while continuing to develop and market its electron beam and laser beam systems. Through management's efforts, the Company improved its margins and restructured its capitalization, thereby reducing debt and interest expense. Revenues increased in fiscal 1994, 1995, and 1996, reflecting an upturn in the maskmaking industry and the Company's introduction of new products.

  The Company completed its initial public offering of Common Stock (the IPO) in October 1995 and another offering in June 1996. Proceeds to the Company after deducting underwriting discounts and commissions (before deducting offering expenses) from the combined issuances of 5,374,167 shares totaled approximately $58.7 million. Concurrent with the offering in June 1996, the Company completed a private placement of 500,000 shares of Common Stock with Intel Corporation. The proceeds of this private placement amounted to $10.0 million.

  The Company derives most of its annual revenues from the sale of a relatively small number of systems at prices currently ranging from approximately $3.2 million to $7.3 million. As a result, any delay in the recognition of revenue for a single system or upgrade could have a material adverse effect on the Company's results of operations for a given accounting period. For example, a system shipment planned for the fourth quarter of fiscal 1995 was delayed due to the failure to complete factory acceptance tests prior to the end of the quarter. The revenue from that sale was not recognized in the fourth quarter of fiscal 1995 and was delayed until shipment, completion of factory acceptance tests,which occurred during the first quarter of fiscal 1996. In addition, one or more systems originally scheduled to ship in the first quarter of fiscal 1997 will also be delayed. The Company generally recognizes product revenue upon shipment. A provision for installation costs and estimated future warranty costs is recorded at the time revenue is recognized. Systems typically carry a one-year warranty. The Company's service contracts typically have a stated duration of one year, subject to renewal at the customer's option. Service revenue is deferred and recognized on a straight-line basis over the period of service.

  Sales to customers in countries other than the United States accounted for 45%, 44%, and 43% of total revenues in fiscal 1996, 1995, and 1994, respectively, with an additional 21%, 16%, and 10% of total revenues, respectively, attributable to sales in the United States for shipment abroad. The Company's international sales are primarily denominated in U.S. dollars. To date, transactions conducted in currencies other than U.S. dollars, and net monetary assets and liabilities denominated in currencies other than U.S. dollars, have not presented significant currency exchange exposure except as discussed in Note 1 to Notes to Consolidated Financial Statements. Accordingly, the Company has not entered into hedging transactions. The Company plans to actively monitor its foreign exchange exposure and to take appropriate action to reduce its foreign exchange risk, if such risk becomes significant.

  At July 31, 1996, the Company had remaining net operating loss carryforwards ("NOLs") of approximately $23.9 million for federal tax purposes. These carryforwards, if not utilized to offset future taxable income, expire at various dates through the year 2009. Additionally, under the Tax Reform Act of 1986, the amount of the benefit from NOLs may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The completion of the Company's public offering in June 1996 resulted in a cumulative change in ownership to the Company in excess of 50% and, as a consequence, the utilization of NOLs is limited to approximately $19.0 million per year.

  During fiscal 1995, management undertook actions to reduce a substantial portion of the Company's long-term indebtedness, including the sale and leaseback of its facility in Hayward, California and the repayment of $6.0 million in respect of senior notes, the exchange of $19.7 million of senior subordinated debt and accrued interest for preferred stock and convertible subordinated debt, the acquisition of the minority interest in its Japanese subsidiary in exchange for Series E Preferred Stock and cash, and the elimination of ATEQ's minority stockholders through a short-form merger. The conversion of the senior subordinated debt into preferred stock and convertible debt resulted in an extraordinary gain of approximately $5.4 million, which was recorded in the fourth quarter of fiscal 1995. All outstanding series of preferred stock were converted into Common Stock upon the consummation of the IPO.

  The following table sets forth certain consolidated statement of operations data as a percentage of total revenue and the gross margin data for products and services for the years ended July 31, 1996, 1995, and 1994:

                                                                 YEAR ENDED
                                                                  JULY 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
   Revenue:
     Products................................................   78%   62%   59%
     Services................................................   22    38    41
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
   Gross margin:
     Products................................................   39%   29%   22%
     Services................................................    6    14    15
                                                               ---   ---   ---
                                                                45    43    37
                                                               ---   ---   ---
   Operating expenses:
     Research, development and engineering...................   12    13     7
     Selling, general and administrative.....................   15    16    16
     Write-off of in-process technology acquired.............    4   --    --
                                                               ---   ---   ---
                                                                31    29    23
                                                               ---   ---   ---
   Income from operations....................................   14    14    14
   Interest expense..........................................   (1)   (5)   (7)
   Other income (expense), net...............................    2    (1)   (1)
                                                               ---   ---   ---
   Income before income tax (benefit) provision, and
    extraordinary items......................................   15     8     6
   Income tax (benefit) provision............................  (11)    3     3
                                                               ---   ---   ---
   Income before extraordinary items.........................   26%    5%    3%
                                                               ===   ===   ===

YEARS ENDED JULY 31, 1996 AND JULY 31, 1995

  Revenue. Revenues are primarily comprised of sales of MEBES, CORE and ALTA systems, accessories and upgrades, and sales of technical support, maintenance and other services. Product revenue increased 120% to $112.9 million from $51.4 million for the years ended July 31, 1996 and 1995, respectively. This increase reflects the sale of eleven additional systems, higher average selling prices, changes in product mix toward a higher-priced new product (the MEBES 4500) introduced in the fourth quarter of fiscal 1995, offset by a reduction in the sales of upgrades and accessories of approximately $8.3 million.

  Service revenue increased 4% to $32.7 million from $31.5 million for the years ended July 31, 1996 and 1995, respectively, due primarily to price increases on service contracts and an increase in the number installed baseof systems serviced.

  Gross Profit. The Company's gross profit on product revenue increased 131% to $56.3 million from $24.4 million for the years ended July 31, 1996 and 1995, respectively. Product gross margins increased to 50% at July 31, 1996 from 47% for the year ended at July 31, 1995. Increased gross profit and the accompanying increased gross margin percentages were due to an increase in volume, which includes a shift towards shipments with generally higher selling prices as well as efficiencies from improvements in manufacturing.

  The Company's gross profit on service revenue decreased 15% to $9.3 million from $10.9 million for the years ended July 31, 1996 and 1995, respectively. Gross margin on service revenue was 29% and 35% for the years ended July 31, 1996 and 1995, respectively. The decrease in margin reflects increased costs of training service personnel to support the increasing number of systems serviced by the Company. The decrease in margin reflects an investment in service personnel and training to support the growing installed base. The Company expects that such costs will continue to increase with the result being further erosion of service margins. continues to make such investments, which it expects will result in additional erosion of service margins.

  Research, Development and Engineering. Research, development and engineering expenses, net of third-party funding under cooperative development agreements, increased to $17.4 million, representing 12% of revenue, from $10.5 million, representing 13% of revenue, for the years ended July 31, 1996 and 1995, respectively. This increase primarily reflects a reduction in third-party funding. For the years ended July 31, 1996 and 1995, $725,000 and $6.1 million, respectively, of funds received under the cooperative development agreements were applied against research, development and engineering expenses. Excluding these cost reimbursements, gross research, development and engineering spending was $18.1 million and $16.6 million in each of the years ended July 31, 1996 and 1995, respectively. The increase in gross spending is primarily attributable to the advanced procurement of materials for the Companys current development projects. Due to the Company's commitment to product development, net research, development and engineering expenses, net of third party funding, are expected to increase in future periods. Research, development and engineering expenses, net of third-party funding are expected to increase to $31.7 million in fiscal 1997.

  The Company's success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements three or more years in advance of sales, introduction of new products on schedule, cost-effective manufacturing, and product performance in the field. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements of existing products.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $21.3 million, representing 15% of revenue, from $13.4 million, representing 16% of revenue, for the years ended July 31, 1996 and 1995, respectively. The increase in selling, general and administrative expenses was partially due to rent associated with the leaseback of facilities previously owned, market development fees on certain laser beam systems sold in Asia, additional costs associated with becoming a public company, increased profit sharing, and costs associated with an increase in hiring.

  The Company was party to certain cooperative development agreements that provided partial funding of general and administrative costs associated with research and development projects. For the year ended July 31, 1995, $1.2 million of the funding received under these agreements was offset against selling, general and administrative expenses. Excluding these cost reimbursements, gross selling, general and administrative spending was $14.6 million for the year ended July 31, 1995. No such funding was offset against selling, general and administrative expenses for the year ended July 31, 1996.

  Write-Off of In-Process Technology Acquired. In the third quarter of fiscal 1996, the Company acquired substantially all of the assets and assumed certain specified liabilities of Polyscan, Inc. in exchange for 350,000 shares of the Company's Common Stock. The excess of the purchase price over the fair value of the net assets of $6.3 million was allocated to in-process technology acquired that, because of the uncertainty as to realization, the Company wrote off in the third quarter of fiscal 1996.

  Interest Expense. Interest expense for the years ended July 31, 1996 and 1995 was $1.8 million and $4.2 million, respectively. This decrease in interest expense reflects the following: (i) the repayment during the second half of fiscal 1995 of approximately $6.0 million of senior secured debt in conjunction with the February 1995 sale and leaseback of the Company's Hayward facility; (ii) the exchange in July 1995 of approximately $19.7 million of senior subordinated notes and accrued interest for 105,641 shares of mandatorily redeemable convertible preferred stock (which were converted into Common Stock on completion of the IPO), plus and approximately $3.6 million of senior subordinated convertible notes (which were repaid in the first quarter of fiscal 1996); (iii) the repayment of approximately $9.3 million of senior secured notes during the first half of fiscal 1996; and (iv) the repayment of the remaining senior secured notes during the fourth quarter of fiscal 1996 and the refinancing of such debt at a lower interest rate.

  Other Income (Expense), Net. Other income was $2.7 million of income for the year ended July 31, 1996. Included in other income is approximately $1.8 million of interest earned on the investment of the proceeds from the IPO, as well as $846,000 of transaction gains on the redemption of the minority interest in Etec Japan, (which was denominated in yen), in the first quarter of fiscal 1996.

  Income Tax (Benefit) Provision. During the year ended July 31, 1996, the Company recognized a $23.0 million income tax benefit as a result of releasing a portion of the valuation allowance previously recorded against its deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's proven ability to increase manufacturing capacity. Management has fully reserved deferred tax assets that would (if at all) maybe realized more than one year in the future. Because of the uncertainty of realization, and management will continue to evaluate the recoverability of the Company's deferred tax assets. The Company recorded a benefit for income taxes for the year ended July 31, 1996 of $16.3 million and a provision for income taxes for the year ended July 31, 1995 of $2.3 million, primarily reflecting taxes payable by the Company's foreign subsidiaries and the $23.0 million income tax benefit in fiscal 1996.

  Extraordinary Loss on Early Extinguishment of Debt. During the year ended July 31, 1996, the Company paid $18.7 million of its 10.65% senior secured notes before their due dates. As a result of this repayment, which repaid the senior secured notes in full, the Company recorded an extraordinary loss of approximately $930,000 related to unamortized debt issuance costs.

YEARS ENDED JULY 31, 1995 AND JULY 31, 1994

  Revenue. Product revenue increased 26% to $51.4 million from $40.7 million for the years ended July 31, 1995 and 1994, respectively. This increase reflected generally higher selling prices, a change in product mix towards higher-priced MEBES IV systems, and sales of upgrades and accessories, which grew as a percentage of total revenue.

  Service revenue increased 13% to $31.5 million from $28.0 million for the years ended July 31, 1995 and 1994, respectively, due primarily to favorable exchange rates on foreign service contracts and generally higher service activity.

  Gross Profit. The Company's gross profit on product revenue increased 61% to $24.4 million from $15.2 million for the years ended July 31, 1995 and 1994, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 47% from 37% for the year ended July 31, 1995 compared to the year ended July 31, 1994. The increase in productgross margin on product is primarily attributable to higher margins earned on MEBES IV, MEBES 4000 and MEBES 4500 systems, generally higher selling prices for the Company's products, increased manufacturing efficiencies and increased sales of upgrades and accessories that generally have higher gross margins than new systems. Additionally, gross margin was favorably impacted for the year ended July 31, 1994 by the sale of two systems that the Company had previously capitalized as demonstration and test equipment and fully amortized in prior fiscal years. Excluding the sale of these systems, gross margin for the year ended July 31, 1994 was approximately 32%.

  The Company's gross profit on service revenue increased 6% to $10.9 million from $10.3 million for the years ended July 31, 1995 and 1994, respectively. Gross margin on service revenue was 35% and 37% for the years ended July 31, 1995 and 1994, respectively. The decrease in margin reflects an increase in maintenance costs for MEBES III tools.

  Research, Development and Engineering. Research, development and engineering expenses, net of third-party funding, increased to $10.5 million, representing 13% of revenue, from $5.1 million, representing 7% of revenue, for the years ended July 31, 1995 and 1994, respectively. This increase primarily reflects an increase in the proportion of such expenses not funded by third parties. For the years ended July 31, 1995 and 1994, $6.1 million and $13.9 million, respectively, of funds received under cooperative development agreements were applied against research, development and engineering expenses. Excluding these cost reimbursements, gross research, development and engineering spending was $16.6 million and $19.0 million for the years ended July 31, 1995 and 1994, respectively. The decrease in gross spending of $2.4 million primarily reflects engineering personnel being reallocated to manufacturing activities in the year ended July 31, 1995 due primarily to the winding down of a cooperative development program and manufacturing activities associated with new product introductions.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $13.4 million, representing 16% of revenue, from $10.8 million, representing 16% of revenue, for the years ended July 31, 1995 and 1994, respectively. The increase in selling, general and administrative expenses was partially due to rent and professional fees resulting from the consummation of the sale and leaseback transaction in February 1995. In addition, bonuses, sales commissions and other sales expenses were greater in the year ended July 31, 1995, due to increased sales volume and profitability.

  For the years ended July 31, 1995 and 1994, respectively, $1.2 million and $2.2 million of the funding received under cooperative development agreements was offset against selling, general and administrative expenses. Excluding these cost reimbursements, gross selling, general and administrative spending was $14.6 million and $13.0 million for the years ended July 31, 1995 and 1994, respectively.

  Interest Expense. Interest expense for the years ended July 31, 1995 and 1994 was $4.2 million and $5.1 million, respectively, and resulted from the substantial debt incurred to finance the LBO. Interest expense decreased as a result of the repayment of approximately $6.0 million of senior secured debt in conjunction with the 1995 sale and leaseback transaction.

  Other Income (Expense), Net. Other income (expense), net, was $352,000 and $533,000 for the years ended July 31, 1995 and 1994, respectively. Included in other income (expense), net for the years ended July 31, 1995 and 1994 is $527,000 and $462,000, respectively, of minority interest in earnings of a subsidiary.

  Income Tax Provision. The Company recorded provisions for income taxes for each of the years ended July 31, 1995 and 1994 of $2.3 million, respectively. These provisions primarily reflect taxes payable by the Company's foreign subsidiaries. Taxes otherwise due in the U.S have been almost completely offset by net operating loss carryforward benefits.

  Extraordinary Gain on Early Extinguishment of Debt. During the year ended July 31, 1995, the Company recorded an extraordinary gain of approximately $5.4 million when the holders of the Company's senior subordinated notes payable and mandatorily redeemable convertible preferred stock, exchanged approximately $7.1 million and $12.6 million of their senior subordinated notes and accrued interest for 40,251 and 65,390 shares, respectively, of Series B mandatorily redeemable convertible preferred stock and approximately $1.6 million and $2.0 million, respectively, of senior subordinated notes payable.

  The following tables present certain unaudited quarterly data for the eight quarters ended July 31, 1996, and such data expressed as a percentage of total revenue and the gross margin data for products and services for such quarters. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

                                                      THREE MONTH ENDED
                          -------------------------------------------------------------------------------
                          JULY 31,  APRIL 30,  JAN. 31,  OCT. 31,  JULY 31,  APRIL 30, JAN. 31,  OCT. 31,
                            1996      1996       1996      1995      1995      1995      1995      1994
                          --------  ---------  --------  --------  --------  --------- --------  --------
                                                      ($ IN THOUSANDS)
Revenue:
  Products..............  $38,957   $ 33,358   $23,522   $17,103   $13,252    $12,910  $12,630   $12,603
  Services..............    8,653      8,364     8,083     7,605     8,619      8,767    7,194     6,941
                          -------   --------   -------   -------   -------    -------  -------   -------
                           47,610     41,722    31,605    24,708    21,871     21,677   19,824    19,544
                          -------   --------   -------   -------   -------    -------  -------   -------
Cost of revenue:
  Products..............   19,026     16,399    12,826     8,381     6,259      6,987    7,063     6,706
  Services..............    6,616      5,875     5,548     5,371     5,938      5,222    4,968     4,476
                          -------   --------   -------   -------   -------    -------  -------   -------
                           25,642     22,274    18,374    13,752    12,197     12,209   12,031    11,182
                          -------   --------   -------   -------   -------    -------  -------   -------
Gross profit:
  Products..............   19,931     16,959    10,696     8,722     6,993      5,923    5,567     5,897
  Services..............    2,037      2,489     2,535     2,234     2,681      3,545    2,226     2,465
                          -------   --------   -------   -------   -------    -------  -------   -------
                           21,968     19,448    13,231    10,956     9,674      9,468    7,793     8,362
                          -------   --------   -------   -------   -------    -------  -------   -------
Operating expenses:
  Research, development
   and engineering......    5,411      5,152     3,568     3,271     3,545      2,551    2,124     2,277
  Selling, general and
   administrative.......    6,296      5,749     4,771     4,453     4,203      3,543    2,736     2,915
  Write-off of in-
   process technology
   acquired.............      --       6,269       --        --        --         --       --        --
                          -------   --------   -------   -------   -------    -------  -------   -------
                           11,707     17,170     8,339     7,724     7,748      6,094    4,860     5,192
                          -------   --------   -------   -------   -------    -------  -------   -------
Income from operations..   10,261      2,278     4,892     3,232     1,926      3,374    2,933     3,170
Interest expense........     (362)      (338)     (512)     (612)     (869)    (1,028)  (1,146)   (1,195)
Other income (expense),
 net....................      526        543       671       929       138       (188)     (19)     (283)
                          -------   --------   -------   -------   -------    -------  -------   -------
Income before income tax
 (benefit) provision and
 extraordinary items....   10,425      2,483     5,051     3,549     1,195      2,158    1,768     1,692
Income tax (benefit)
 provision..............   (5,220)   (13,213)    1,263       887       689        620      500       480
                          -------   --------   -------   -------   -------    -------  -------   -------
Income before extraordi-
 nary items.............   15,645     15,696     3,788     2,662       506      1,538    1,268     1,212
Extraordinary (loss)
 gain on early
 extinguishment of debt.     (630)       --       (300)      --      5,412        --       --        --
                          -------   --------   -------   -------   -------    -------  -------   -------
Net income..............  $15,015   $ 15,696   $ 3,488   $ 2,662   $ 5,918    $ 1,538  $ 1,268   $ 1,212
                          =======   ========   =======   =======   =======    =======  =======   =======
PERCENTAGE OF REVENUE:
Revenue:
  Products..............       82%        80%       74%       69%       61%        60%      64%       64%
  Services..............       18         20        26        31        39         40       36        36
                          -------   --------   -------   -------   -------    -------  -------   -------
                              100%       100%      100%      100%      100%       100%     100%      100%
                          =======   ========   =======   =======   =======    =======  =======   =======
Gross margin:
  Products..............       42%        41%       34%       35%       32%        27%      28%       30%
  Services..............        4          6         8         9        12         17       11        13
                          -------   --------   -------   -------   -------    -------  -------   -------
                               46         47        42        44        44         44       39        43
                          -------   --------   -------   -------   -------    -------  -------   -------
Operating expenses:
  Research, development
   and engineering......       11         12        11        13        16         12       10        12
  Selling, general and
   administrative.......       13         14        15        18        19         16       14        15
  Write-off of in-
   process technology
   acquired.............      --          15       --        --        --         --       --        --
                          -------   --------   -------   -------   -------    -------  -------   -------
                               24         41        26        31        35         28       24        27
                          -------   --------   -------   -------   -------    -------  -------   -------
Income from operations..       22          6        16        13         9         16       15        16
Interest expense........       (1)        (1)       (2)       (3)       (4)        (5)      (6)       (6)
Other income (expense),
 net....................        1          1         2         4       --          (1)     --         (1)
                          -------   --------   -------   -------   -------    -------  -------   -------
Income before income tax
 (benefit) provision and
 extraordinary items....       22          6        16        14         5         10        9         9
Income tax (benefit)
 provision..............      (11)       (32)        4         4         3          3        3         3
                          -------   --------   -------   -------   -------    -------  -------   -------
Income before extraordi-
 nary items.............       33         38        12        10         2          7        6         6
Extraordinary gain
 (loss) on early
 extinguishment of debt.       (1)       --         (1)      --         25        --       --        --
                          -------   --------   -------   -------   -------    -------  -------   -------
Net income..............       32%        38%       11%       10%       27%         7%       6%        6%
                          =======   ========   =======   =======   =======    =======  =======   =======

  Included in the fourth quarter of fiscal 1996 is an extraordinary loss of $630,000 recorded as a result of the early extinguishment of the remaining balance of senior secured debt. Included in the second quarter of fiscal 1996 is an extraordinary loss of $300,000 recorded as a result of the early extinguishment of $5.0 million of senior secured debt. See Note 3 of Notes to Consolidated Financial Statements.

  Included in the fourth quarter of fiscal 1995 is an extraordinary gain of $5.4 million recorded as a result of the early extinguishment of $19.7 million of subordinated notes payable and accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

  Since the beginning of fiscal 1994, the Company has financed its cash needs primarily with cash from operations, approximately $11.0 million in net receipts from the sale and leaseback of the Company's Hayward, California campus in fiscal 1995, $58.7 million from the Company's IPO and an additional secondaryoffering in fiscal 1996, and $10.0 million from a private placement with Intel Corporation.

  The Company has spent approximately $11.7 million for net capital expenditures in fiscal 1996 primarily to purchase testing and other equipment, upgrade its manufacturing facilities and implement an enterprise-wide business software system.

  In April 1996, the Company commenced construction of a 60,000 square foot administrative building at its Hayward, California campus, and is financing the construction with available cash. As of July 31, 1996, the Company had expended $1.4 million related to the new facility. Estimated costs at completion are $5.0 million. The Company intends to sell the new facility upon completion in the second quarter of fiscal 1997 to the landlord of its current facility and enter into a leasing arrangement for a period of 15 years.

  In May 1996, the Company obtained a $20.0 million revolving credit facility, which is described in greater detail in the following discussion on Financing and Investing Activities.

  As of July 31, 1996, the Company had cash and cash equivalents and marketable securities of $68.6 million. The Company believes that existing sources of liquidity including cash flow from operations and its $20.0 million available revolving credit facility, will provide adequate cash to fund its operations for at least the next twelve months.

 Cash Flows from Operations

  Net cash provided by operations for the fiscal years ended July 31, 1996, 1995, and 1994 was $3.5 million, $9.1 million, and $3.6 million, respectively.

  Cash flows from operations in fiscal 1996 primarily reflected net income of $36.9 million, decreased by noncash items (which include $23.6 million of deferred taxes, partially offset by an extraordinary loss on early extinguishment of debt of $930,000, the write-off of in-process technology acquired of $6.3 million, and depreciation and amortization of $1.6 million); increases in accounts receivable of $15.7 million and inventory of $25.4 million; increases in other assets of $579,000, and increases in accounts payable and accrued and other liabilities of $23.1 million.

  Cash flows from operations in fiscal 1995 primarily reflected net income of $9.9 million, decreased by noncash items (which include an extraordinary gain of $5.4 million, partially offset by depreciation and amortization of $3.0 million), increases in accounts receivable, inventory, other assets, and accrued and other liabilities of $14.7 million, and decreases in accounts payable of $1.2 million.

  Cash flows from operations in fiscal 1994 primarily reflected net income of $1.6 million, increased by noncash items (which include depreciation and amortization of $3.8 million), decreases in inventory of $7.9 million, increases in accounts receivable of $4.7 million, and decreases in accounts payable and accrued and other liabilities of $4.1 million.

  Fluctuations in accounts receivable, inventory and current liabilities for all of the above periods were caused primarily by the timing of system orders, the timing of shipments, customer requested delivery dates and the timing of payments to vendors. The significant increase in inventory during fiscal 1996 was due primarily to increases in material purchases and work-in-process to meet scheduled production.

  Prior to the shipment of a system, the Company receives payment for a significant portion of the system sales price. Such payments are generally received when the Company receives an order and at various agreed upon times when the system is being manufactured. Therefore, the amount of customer advances received fluctuates based on the number of systems that are on order and depending on the status of each system within the manufacturing cycle. Advances from customers increased significantly to $24.1 million at July 31, 1996 from $12.9 million at July 31, 1995 because the Company's backlog for products increased to $147.6 million from $65.2 million.

 Financing and Investing Activities

  During fiscal 1995, the Company sold its headquarters campus located in Hayward, California for approximately $11.0 million. The Company leased back the property for an initial term of fifteen years, and has options to renew the lease for four five-year periods. In August 1996, the Company restructured the existing sale and leaseback arrangement and refunded $2.6 million of the original purchase price to its landlord and received a reduction in its annual rent from $1.4 million to $1.0 million and certain other consideration.

  Net cash provided by financing activities for fiscal 1996 and fiscal 1995 was $56.2 million and $162,000, respectively, and net cash used in financing activities for fiscal 1994 was $2.3 million. During fiscal 1996, the Company raised approximately $58.7 million before offering expenses in connection with its IPO and an additional public offering and $10.0 million in a private placement with Intel Corporation.

  During fiscal 1996, the Company repaid $18.7 million of its senior secured indebtedness, which amount includes the $8.8 million referred to below, and repaid $3.6 million of senior subordinated notes out of the proceeds of the IPO. During the fourth quarter, the Company extinguished the remaining $8.8 million of its senior secured indebtedness with $10.0 million of unsecured replacement financing from another lender (see below). During fiscal 1995 and fiscal 1994, the Company repaid $6.0 million and $600,000, respectively, of its senior secured notes. During fiscal 1994, the Company repaid $2.8 million and $5.2 million, respectively, of a bank loan and other notes payable. During fiscal 1996, fiscal 1995, and fiscal 1994, the Company received interim financing on foreign sales of $159,000, $6.2 million and $507,000, respectively.

  On May 24, 1996, the Company entered into a $30.0 million financing facility with a major financial institution, which includes a $20.0 million two-year revolving credit facility and a $10.0 million three-year term note. Indebtedness under the revolving credit facility and term note is unsecured and bears interest at the London Interbank Offered Rate (5.91% on July 31,
1996) plus 1.25%. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on the incurrence of indebtedness and certain dividend restrictions. On May 31, 1996, the Company drew down the $10.0 million term note to repay in full its senior secured notes. No amounts have been drawn under the revolving credit facility.

  In June 1995, the Company entered into a loan agreement with Polyscan, whereby the Company provided financing to Polyscan. The loan bore interest at prime plus 3% and the balance of $1.8 million was due on January 31, 1996. During February 1996, Polyscan repaid $600,000 to the Company, and Etec Polyscan acquired substantially all of the assets and assumed certain specified liabilities of Polyscan in exchange for 350,000 shares of the Company's Common Stock. Etec Polyscan also assumed Polyscan's obligation to repay the outstanding loan in the amount of approximately $1.2 million.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Statements in this report which are prefaced with words such as expects, anticipates, believes and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances which may or may not be within the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

  In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include the following: potential delays in shipments; cyclicality of the maskmaking and semiconductor equipment industries; potential customers capital spending decisions; the development, market acceptance and successful production of new products and enhancements; competitors product introductions and enhancements; risks associated with any future acquisitions, including the Company's ability to successfully integrate acquired businesses, products, or technologies; and risks associated with foreign operations, such as foreign exchange risk, import-export controls, and political risks.

  (For a description of the above risks and uncertainties, see the Certain Factors that May Affect Future Results section under Item 1 of PART I.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               ETEC SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
ETEC SYSTEMS, INC.
Report of Independent Accountants.........................................  34
Consolidated Balance Sheets at July 31, 1996 and 1995.....................  35
Consolidated Statements of Operations for the years ended July 31, 1996,
 1995 and 1994............................................................  36
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended July 31, 1996, 1995 and 1994.......................................  37
Consolidated Statements of Cash Flows for the years ended July 31, 1996,
 1995 and 1994............................................................  38
Notes to Consolidated Financial Statements................................  39

  All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Etec Systems, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Etec Systems, Inc. and its subsidiaries at July 31, 1996, and July 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

San Jose, California
August 27, 1996

                               ETEC SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                JULY 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                   ASSETS
Current assets:
  Cash and cash equivalents................................ $ 44,472  $ 23,638
  Marketable securities....................................   24,153       --
  Accounts receivable, less allowance for doubtful accounts
   of $1,102 and $1,270 ...................................   37,316    24,572
  Inventory................................................   52,135    24,238
  Other current assets.....................................    3,042     1,972
  Deferred tax assets......................................   24,508       944
                                                            --------  --------
    Total current assets...................................  185,626    75,364
Property, plant and equipment, net.........................   19,381     6,474
Other assets...............................................    3,864     4,146
                                                            --------  --------
                                                            $208,871  $ 85,984
                                                            ========  ========
    LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt..................... $  3,333  $  5,386
  Accounts payable.........................................   14,184     6,575
  Accrued and other liabilities............................   51,084    38,671
  Taxes payable............................................    5,826     1,517
                                                            --------  --------
    Total current liabilities..............................   74,427    52,149
Long-term debt, less current portion.......................    6,667    16,866
Deferred gain on sale of asset.............................    5,571     6,015
Other liabilities..........................................    6,329     1,972
                                                            --------  --------
Total liabilities..........................................   92,994    77,002
                                                            --------  --------
Mandatorily redeemable convertible preferred stock.........      --     76,397
                                                            --------  --------
Commitments and Contingencies (Notes 5, 12, and 15)
Stockholders' equity (deficit):
  Preferred Stock par value $0.01 per share; 10,000,000
   shares authorized, none issued or outstanding...........      --        --
  Common Stock, par value $0.01 per share; 30,000,000 and
   20,000,000 shares authorized, 19,610,964 and 910,402
   shares issued and outstanding...........................      196         9
  Warrants.................................................    1,096       562
  Additional paid-in capital...............................  149,858       345
  Cumulative translation adjustment........................      211     2,936
  Accumulated deficit......................................  (35,484)  (71,267)
                                                            --------  --------
    Total stockholders' equity (deficit)...................  115,877   (67,415)
                                                            --------  --------
                                                            $208,871  $ 85,984
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ETEC SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEARS ENDED JULY 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
Revenue:
  Products......................................... $112,940  $51,395  $40,731
  Services.........................................   32,705   31,521   27,979
                                                    --------  -------  -------
                                                     145,645   82,916   68,710
                                                    --------  -------  -------
Cost of revenue:
  Cost of products.................................   56,632   27,015   25,559
  Cost of services.................................   23,410   20,604   17,670
                                                    --------  -------  -------
                                                      80,042   47,619   43,229
                                                    --------  -------  -------
Gross profit.......................................   65,603   35,297   25,481
                                                    --------  -------  -------
Operating expenses:
  Research, development and engineering............   17,402   10,497    5,102
  Selling, general and administrative..............   21,269   13,397   10,803
  Write-off of in-process technology acquired......    6,269      --       --
                                                    --------  -------  -------
                                                      44,940   23,894   15,905
                                                    --------  -------  -------
Income from operations.............................   20,663   11,403    9,576
Interest expense...................................   (1,824)  (4,238)  (5,115)
Other income (expense), net........................    2,669     (352)    (533)
                                                    --------  -------  -------
Income before income tax (benefit) provision and
 extraordinary items...............................   21,508    6,813    3,928
Income tax (benefit) provision.....................  (16,283)   2,289    2,316
                                                    --------  -------  -------
Income before extraordinary items..................   37,791    4,524    1,612
Extraordinary (loss) gain on early extinguishment
 of debt...........................................     (930)   5,412      --
                                                    --------  -------  -------
Net income.........................................   36,861    9,936    1,612
Accretion of mandatorily redeemable convertible
 preferred stock...................................    1,078    3,092    2,946
                                                    --------  -------  -------
Net income (loss) attributable to Common
 Stockholders...................................... $ 35,783  $ 6,844  $(1,334)
                                                    ========  =======  =======
Per share data:
  Income before extraordinary items................ $   2.07  $  0.31  $  0.12
  Extraordinary (loss) gain........................    (0.05)    0.37      --
                                                    --------  -------  -------
  Net income....................................... $   2.02  $  0.68  $  0.12
                                                    ========  =======  =======
Weighted average common shares.....................   18,296   14,594   14,008
                                                    ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               ETEC SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                            COMMON STOCK              ADDITIONAL CUMULATIVE
                          -----------------            PAID-IN   TRANSLATION ACCUMULATED
                            SHARES   AMOUNT WARRANTS   CAPITAL   ADJUSTMENT    DEFICIT    TOTAL
                          ---------- ------ --------  ---------- ----------- ----------- --------
Balance at July 31,
 1993...................     644,017  $  6  $   --     $    212    $   984    $(76,777)  $(75,575)
Issuance of Common
 Stock..................      67,154     1      --            6        --          --           7
Payments on notes
 receivable.............         --    --       --           17        --          --          17
Cumulative translation
 adjustment.............         --    --       --          --         544         --         544
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock
 redemption value.......         --    --       --          --         --       (2,946)    (2,946)
Net income..............         --    --       --          --         --        1,612      1,612
                          ----------  ----  -------    --------    -------    --------   --------
Balance at July 31,
 1994...................     711,171     7      --          235      1,528     (78,111)   (76,341)
Issuance of Common
 Stock..................     199,231     2      --           76        --          --          78
Issuance of warrants....         --    --       562         --         --          --         562
Payments on notes
 receivable.............         --    --       --           34        --          --          34
Cumulative translation
 adjustment.............         --    --       --          --       1,408         --       1,408
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock
 redemption value.......         --    --       --          --         --       (3,092)    (3,092)
Net income..............         --    --       --          --         --        9,936      9,936
                          ----------  ----  -------    --------    -------    --------   --------
Balance at July 31,
 1995...................     910,402     9      562         345      2,936     (71,267)   (67,415)
Stock offerings.........   5,374,167    54      --       56,903        --          --      56,957
Shares and warrants
 issued to equity
 investor...............     500,000     5      600       9,895        --          --      10,500
Shares issued in
 connection with the
 Polyscan acquisition...     350,000     4      --        3,496        --          --       3,500
Issuance of warrants....         --    --     1,031         --         --          --       1,031
Exchange of ATEQ stock
 for Common Stock.......      66,915   --       --          --         --          --         --
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock
 redemption value.......         --    --       --          --         --       (1,078)    (1,078)
Conversion of
 Mandatorily Redeemable
 Convertible Preferred
 Stock..................  11,747,057   118      --       77,357        --          --      77,475
Payments on notes
 receivable.............         --    --       --           38        --          --          38
Cumulative translation
 adjustment.............         --    --       --          --      (2,725)        --      (2,725)
Issuance under stock
 plans..................     227,415     2      --          731        --          --         733
Exercise of warrants....     435,008     4   (1,097)      1,093        --          --         --
Net income..............         --    --       --          --         --       36,861     36,861
                          ----------  ----  -------    --------    -------    --------   --------
Balance at July 31,
 1996...................  19,610,964  $196  $ 1,096    $149,858    $   211    $(35,484)  $115,877
                          ==========  ====  =======    ========    =======    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ETEC SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      YEARS ENDED JULY 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
Cash flows from operating activities:
  Net income......................................  $ 36,861  $ 9,936  $ 1,612
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Extraordinary loss (gain) on early
    extinguishment of debt........................       930   (5,412)     --
   Write-off of in-process technology acquired....     6,269      --       --
   Depreciation and amortization..................     1,629    2,951    3,790
   Deferred taxes.................................   (23,564)    (442)    (103)
   Other noncash charges..........................       --       527      536
   Changes in assets and liabilities:
     Accounts receivable..........................   (15,743)  (2,745)  (4,676)
     Inventory....................................   (25,393)  (3,217)   7,890
     Other assets.................................      (579)     (18)  (1,347)
     Accounts payable.............................     7,724   (1,178)  (2,703)
     Accrued and other liabilities................    15,348    8,697   (1,425)
                                                    --------  -------  -------
     Net cash provided by operating activities....     3,482    9,099    3,574
                                                    --------  -------  -------
Cash flows from investing activities:
  Purchase of marketable securities, net..........   (24,153)     --       --
  Loan to Polyscan, Inc, net and other............      (637)    (825)     --
  Proceeds from sale of plant.....................       --    10,969      --
  Capital expenditures for property and equipment,
   net............................................   (11,673)  (2,915)  (1,957)
  New building construction costs.................    (1,445)     --       --
                                                    --------  -------  -------
   Net cash (used in) provided by investing
    activities....................................   (37,908)   7,229   (1,957)
                                                    --------  -------  -------
Cash flows from financing activities:
  Repayment of debt...............................   (21,631)  (6,169)  (2,850)
  Issuance of long-term debt......................    10,000      --       --
  Financing from related party....................       159    6,219      507
  Proceeds from issuance of Common Stock..........    67,628      112       24
                                                    --------  -------  -------
   Net cash provided by financing activities......    56,156      162   (2,319)
                                                    --------  -------  -------
  Effect of exchange rate changes on cash.........      (896)     577       39
                                                    --------  -------  -------
  Net change in cash and cash equivalents.........    20,834   17,067     (663)
  Cash and cash equivalents at beginning of the
   period.........................................    23,638    6,571    7,234
                                                    --------  -------  -------
  Cash and cash equivalents at the end of the
   period.........................................  $ 44,472  $23,638  $ 6,571
                                                    ========  =======  =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest........  $  2,001  $ 3,342  $ 3,827
                                                    ========  =======  =======
  Cash paid during the period for income taxes....  $  2,972  $ 2,831  $ 2,559
                                                    ========  =======  =======
Supplemental schedule of noncash investing and
 financing activities:
  Conversion of Senior subordinated debt into
   mandatorily redeemable convertible preferred
   stock..........................................  $    --   $10,564  $ 7,099
                                                    ========  =======  =======
  Conversion of mandatorily redeemable convertible
   preferred stock to Common Stock................  $ 77,475  $   --   $   --
                                                    ========  =======  =======
  Acquisition of machinery and equipment from
   nonprofit research and development agency......  $  4,296  $   --   $   --
                                                    ========  =======  =======
  Acquisition of substantially all assets and
   certain liabilities of Polyscan, Inc. in
   exchange for 350,000 shares of Common Stock....  $  3,500  $   --   $   --
                                                    ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              ETEC SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

  Etec Systems, Inc. (the "Company") designs, develops, manufactures, markets and services electron beam and laser beam pattern generation equipment for the semiconductor industry. The Company has operations in the United States, Japan, Korea, Germany and France. The Company operates in one industry segment.

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity (deficit). Foreign currency transaction gains and losses are included as a component of other income (expense), net. For the year ended July 31, 1996, the Company recorded approximately $846,000 of transaction gains on the settlement accounts denominated in yen related to the redemption of the minority interest in Etec Japan (See Note 8-Minority Interest.). For all other periods, such gains and losses have not been significant.

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

 Revenue Recognition

  Product revenue is generally recognized upon shipment. A provision for installation costs and estimated future warranty costs is recorded at the time revenue is recognized. Revenue associated with retrofitting certain models is recognized upon completion of the retrofit. Service revenue is deferred and is recognized on a straight-line basis over the period of service.

 Cash Equivalents and Marketable Securities

  The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

  The Company has classified all investments as available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investments cost and fair value is recorded as a separate component of stockholders' equity. Temporary differences between cost and fair value for the year ended July 31, 1996 were not material.

  At July 31, 1996, the fair value of the Company's investments approximated cost. At July 31, 1996, $37.3 million of investments are classified as cash and cash equivalents on the balance sheet. The investment portfolio at July 31, 1996 is comprised of commercial paper, money market funds, U.S. Government obligations, and corporate debentures. Maturities of the assets in the portfolio are one year or less.

                              ETEC SYSTEMS, INC.

  The Company manages its cash equivalents and short-term investments in a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

 Inventory

  Inventory is stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

 Depreciation and Amortization

  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for machinery and equipment. Assets held under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

 Capitalization of Software

  The Company capitalizes substantially all costs related to the purchase of software and its implementation which include purchased software, consulting fees, and use of certain specified Company resources. As of July 31, 1996, $3.2 million in costs had been capitalized and are included in machinery and equipment.

 Research, Development and Engineering

  Research, development and engineering costs are expensed as incurred. As more fully described in Note 9, the Company is party to certain research and development contracts which provide for partial funding of certain research, development and engineering costs. Amounts funded under these contracts, which are generally best efforts contracts, are recognized as costs are incurred.

 Off-Balance Sheet Risk and Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company places its temporary cash investments and marketable securities with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

  The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and the Far East. The Company performs ongoing credit evaluations of its customers. Additionally, prior to shipment of systems, the Company receives payment of a portion of the system sales price. Write-offs during the periods presented have been insignificant.

  Sales to the Company's ten largest customers accounted for approximately 76%, 74%, and 76% of revenues in fiscal 1996, fiscal 1995, and fiscal 1994, respectively.

  At July 31, 1996, outstanding receivables from four customers represented 16%, 14%, 11% and 10%, respectively, of the Company's accounts receivable. At July 31, 1995, outstanding receivables from two customers represented 29% and 28%, respectively, of the Company's accounts receivable.

                              ETEC SYSTEMS, INC.

 Net Income Per Share

  Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for the year ended July 31, 1996 consist of stock options and warrants using the treasury stock method except when antidilutive. Common equivalent shares for the years ended July 31, 1995 and 1994 consist of common stock issuable upon the conversion of the Company's Series B, C, D and E mandatorily redeemable convertible preferred stock using the as if converted method and the exercise of stock options and warrants using the treasury stock method, except when antidilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants using the treasury stock method, and the mandatorily redeemable convertible preferred stock using the as if converted method, issued subsequent to July 31, 1994 through the initial public offering ("IPO") date, are included in the computation of net income per share for the years ended July 31, 1995 and 1994 as if they were outstanding for the entire period.

NOTE 2--BALANCE SHEET COMPONENTS:

                                                                  JULY 31,
                                                              -----------------
                                                                1996     1995
                                                              --------  -------
                                                               (IN THOUSANDS)
Inventory:
  Purchased parts............................................ $ 16,861  $ 5,703
  Work-in-process............................................   25,380   10,855
  Spares.....................................................    9,894    7,680
                                                              --------  -------
                                                              $ 52,135  $24,238
                                                              ========  =======
Property, plant and equipment:
  Buildings.................................................. $  2,339  $   693
  Machinery and equipment....................................   27,375   14,938
                                                              --------  -------
                                                                29,714   15,631
  Less accumulated depreciation..............................  (10,333)  (9,157)
                                                              --------  -------
                                                              $ 19,381  $ 6,474
                                                              ========  =======
Accrued and other liabilities:
  Customer advances.......................................... $ 24,061  $12,898
  Accrued employee costs.....................................    5,594    4,362
  Accrued warranty and installation..........................    6,405    2,960
  Payable to related party...................................    1,286    8,936
  Other accrued liabilities..................................   13,738    9,515
                                                              --------  -------
                                                              $ 51,084  $38,671
                                                              ========  =======

  Machinery and equipment at July 31, 1996 and 1995 includes approximately $612,000 and $244,000, respectively, of assets under leases that have been capitalized. Accumulated depreciation for such equipment approximated $167,000 and $184,000, respectively.

                              ETEC SYSTEMS, INC.

NOTE 3--LONG-TERM DEBT:

                                                                  JULY 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
Long-term debt:
  Unsecured term note payable................................. $10,000  $   --
  Senior secured notes payable................................     --    18,706
  Senior subordinated notes payable to Perkin-Elmer...........     --     1,979
  Senior subordinated note payable to IBM.....................     --     1,567
                                                               -------  -------
    Total debt................................................  10,000   22,252
  Less current maturities.....................................  (3,333)  (5,386)
                                                               -------  -------
                                                               $ 6,667  $16,866
                                                               =======  =======

 Unsecured Term Note Payable and Revolving Line of Credit

  On May 24, 1996, the Company entered into a $30.0 million financing commitment with ABN-AMRO Bank, N.V. This facility includes a $20.0 million two-year revolving line of credit and a $10.0 million three-year term note. The $10.0 million term note was used to refinance the senior secured notes payable. As of July 31, 1996, the Company had not used the revolving line of credit. Indebtedness under the revolving line of credit and term note is unsecured and bears interest at the London Interbank Offered Rate (5.91% on July 31, 1996) plus 1.25%. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on the incurrence of indebtedness and repurchase of Company stock, and certain dividend restrictions. At July 31, 1996, the Company was in compliance with all covenants.

  Minimum annual repayments of the term note are as follows (in thousands):

      FISCAL YEAR ENDING JULY 31:
      ---------------------------
        1997........................................................... $ 3,333
        1998...........................................................   3,333
        1999...........................................................   3,334
                                                                        -------
                                                                        $10,000
                                                                        =======

 Senior Secured Notes Payable

  During the year ended July 31, 1996, the Company repaid the remaining unpaid principal balance of $18.7 million under its 10.65% senior secured notes. As a result of this repayment, the Company recorded an extraordinary loss of approximately $930,000 related to unamortized debt issuance costs.

 Senior Subordinated Notes Payable

  In July 1995, IBM and Perkin-Elmer, holders of the Company's senior subordinated notes payable and mandatorily redeemable convertible preferred stock, exchanged approximately $7.1 million and $12.6 million of their senior subordinated notes and accrued interest for 40,251 and 65,390 shares, respectively, of Series B mandatorily redeemable convertible preferred stock and approximately $1.6 million and $2.0 million, respectively, of senior subordinated notes payable. These notes bore interest at 12% and 10.3%, respectively. As a result of this transaction, the Company recorded an extraordinary gain, net of tax, of approximately $5.4 million. In computing the gain, management estimated that the fair value of the senior subordinated notes at

                              ETEC SYSTEMS, INC.

the date of the exchange was approximately $14.2 million reflecting the present value of future obligations discounted at approximately 15% to 16%. The discount rate reflected management's estimate of fair market rates for high yield, private debt issuances at the time. The fair value of the debt resulted in an implied value of the Series B mandatorily redeemable convertible preferred stock at the date of the exchange of approximately $4.88 per common share equivalent. Upon the closing of the IPO on October 24, 1995, the Series B mandatorily redeemable convertible preferred stock held by IBM and Perkin-Elmer was converted into 825,660 and 1,341,331 shares of Common Stock, respectively. The senior subordinated notes payable totaling approximately $3.6 million were repaid in October 1995.

NOTE 4--OTHER LIABILITIES:

  Included in other liabilities is a $4.3 million payable to a nonprofit research and development organization for machinery and equipment acquired. The liability becomes due on December 1, 1997, or earlier subject to certain other conditions under the contract.

NOTE 5--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  As of July 31, 1995, the Company had issued and outstanding a total of 572,672 shares of mandatorily redeemable convertible preferred stock, par value $0.01 per share, as follows:

                                                                    JULY 31,
                                                                 ---------------
                                                                  1995    1994
                                                                 ------- -------
      Series B, 365,641 and 260,000 shares designated, issued
       and outstanding at July 31, 1995 and 1994, respectively.  $48,172 $35,465
      Series C, 86,400 shares designated, 81,278 shares issued
       and outstanding.........................................   12,190  11,593
      Series D, 50,000 shares designated, issued and
       outstanding.............................................    7,656   7,304
      Series E, 75,753 shares designated, issued and
       outstanding.............................................    8,379     --
                                                                 ------- -------
                                                                 $76,397 $54,362
                                                                 ======= =======

  Upon completion of the Company's IPO on October 24, 1995, all series of the Company's mandatorily redeemable convertible preferred stock series were converted into 11,747,057 shares of Common Stock.

NOTE 6--STOCKHOLDERS' EQUITY:

 Common Stock

  In June 1996, the Company entered into an equity investment agreement whereby, in exchange for $10.0 million, the Company issued 500,000 shares of Common Stock plus the warrants described below.

 Warrants

  The Company issued warrants to the equity investor discussed above to purchase an additional 75,000 shares at an exercise price equal to $20.00 per share, which was the price of the 500,000 common shares purchased. Such warrants only become exercisable if the investor purchases products and services from the Company in amounts that exceed certain thresholds over the succeeding four years, or upon the occurrence of certain other conditions. The estimated fair value of the warrants, included in other assets, is approximately $600,000 and will be amortized to cost of sales as product purchases are made by the investor in future periods. The warrants expire in fiscal 2001.

                              ETEC SYSTEMS, INC.

  In February 1995, in conjunction with entering into a sale and leaseback agreement (Note 12), the Company issued the lessor a warrant to purchase 159,314 shares of the Company's Common Stock at $0.45 per share. Additionally, the Company issued to the bank providing mortgage financing to the lessor a warrant to purchase 53,104 shares of Common Stock at $0.45 per share. These warrants expire on November 15, 2003. The value assigned to these warrants is being amortized over the lease period, which is 15 years, and is not material. The warrant agreement was amended in August 1996. (See Note 15-Subsequent Event.)

  In fiscal 1992, in conjunction with the acquisition of the assets and liabilities of ATEQ Corporation, the Company issued warrants to purchase 67 and 2,159 shares of Series C mandatorily redeemable convertible preferred stock at an exercise price of $100.00 and $0.01 per share, respectively. Upon completion of the initial public offering these warrants were exchanged for warrants to purchase common stock. At July 31, 1996, 52 and 659 of these warrants are exercisable into 1,064 and 13,515 shares of Common Stock, respectively. Warrants exercisable into 1,064 shares of Common Stock will expire in early fiscal 1997. Warrants exercisable into 13,515 shares will expire in fiscal 2001.

  During fiscal 1992 and 1993, the Company issued warrants to Cigna to purchase 307,341 and 21,873 shares of the Company's Common Stock at $0.70 per share, respectively, in connection with its senior secured notes. In November, Cigna received the right to acquire 105,794 additional shares of Common Stock pursuant to the terms of the Warrant Agreement and the Company recorded debt issuance costs in the amount of $1.1 million. Subsequently, in February 1996, 435,008 shares of Common Stock were issued upon exercise of such warrants for an aggregate exercise price and proceeds to the Company of $230,000. In January 1996, the Company prepaid a portion of its senior secured notes payable, which resulted in the write-off of unamortized debt issuance costs and recognition of an extraordinary loss in the amount of $300,000. In June 1996, the Company repaid the remaining balance of its senior secured notes payable, which resulting in the write-off the remaining unamortized debt issuance costs and recognition of an extraordinary loss in the amount of $630,000.

  In fiscal 1995, the Company also issued a warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $1.70 per share. This warrant expires in fiscal 2005. (See Note 11--Related Party Transactions.)

NOTE 7--INCOME TAXES:

  The components of income before income tax (benefit) provision and extraordinary items are as follows:

                                                           YEAR ENDED JULY 31,
                                                          ---------------------
                                                           1996    1995   1994
                                                          ------- ------ ------
                                                             (IN THOUSANDS)
   Domestic.............................................. $15,870 $3,401 $ (353)
   Foreign...............................................   5,638  3,412  4,281
                                                          ------- ------ ------
                                                          $21,508 $6,813 $3,928
                                                          ======= ====== ======

                              ETEC SYSTEMS, INC.

  The components of the income tax (benefit) provision are as follows:

                                                        YEAR ENDED JULY 31,
                                                       ------------------------
                                                         1996     1995    1994
                                                       --------  ------  ------
                                                           (IN THOUSANDS)
   Current:
     U.S.............................................. $  2,179  $  200  $    5
     Foreign..........................................    3,915   2,481   2,359
     State............................................    1,187      50      55
                                                       --------  ------  ------
                                                          7,281   2,731   2,419
   Deferred:
     U.S..............................................  (22,980)    --      --
     Foreign..........................................     (584)   (442)   (103)
                                                       --------  ------  ------
   Income tax (benefit) provision..................... $(16,283) $2,289  $2,316
                                                       ========  ======  ======

  The income tax (benefit) provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows (in thousands):

                                                       YEAR ENDED JULY 31,
                                                      ------------------------
                                                        1996     1995    1994
                                                      --------  ------  ------
                                                          (IN THOUSANDS)
   Income tax (benefit) provision at U.S. statutory
    rate............................................. $  7,563  $2,496  $1,493
   State income taxes, net of federal income tax
    benefit..........................................    1,187      33      36
   Purchase accounting non-taxable write-offs........    2,194     --      --
   Foreign earnings taxed at higher rates............    2,103     700     644
   Alternative minimum tax and other.................      810     242     143
   Realized deferred tax assets previously reserved..   (7,160)    --      --
   Change in the valuation allowance.................  (22,980) (1,182)    --
                                                      --------  ------  ------
     Total........................................... $(16,283) $2,289  $2,316
                                                      ========  ======  ======

  The Company recorded a tax benefit of approximately $23.0 million for the year ended July 31, 1996. The benefit reflects the release in the second half of fiscal 1996 of approximately $23.0 million of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and its ability to increase manufacturing capacity. Management has fully reserved deferred tax assets which may be realized beyond the ensuing twelve-month period because of the uncertainty regarding their realization.

                              ETEC SYSTEMS, INC.

  The components of deferred taxes are as follows:

                                                                 JULY 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
                                                              (IN THOUSANDS)
Current:
  Nondeductible accruals and reserves........................ $15,624  $11,229
  Uniform capitalization adjustment to inventory.............   1,996    1,536
  Revenue recognized for tax return purposes and deferred for
   financial statements                                           366    2,031
  Net operating loss carryforward............................   6,650      --
  Other......................................................     977      --
  Valuation allowance........................................  (1,105) (13,852)
                                                              -------  -------
  Net current deferred tax asset.............................  24,508      944
                                                              -------  -------
Noncurrent:
  Book depreciation in excess of tax depreciation............   2,294    4,609
  Net operating loss carryforwards...........................   1,735   14,743
  Other......................................................     555    1,110
  Valuation allowance........................................  (4,029) (19,907)
                                                              -------  -------
  Net noncurrent deferred tax asset..........................     555      555
                                                              -------  -------
  Net deferred tax asset..................................... $25,063  $ 1,499
                                                              =======  =======

  At July 31, 1996, the Company had NOL carryforwards (NOLs) for federal income tax purposes of approximately $23.9 million. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire at various dates through the year 2009. Additionally, under the Tax Reform Act of 1986, the amount of the benefit from NOL carryforwards may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The completion of the Company's public offering in June, 1996 resulted in a cumulative change in ownership of the Company in excess of 50% and as a consequence, the utilization of NOLs is be subject to a limitation of approximately
$19.0 million per year.

NOTE 8--MINORITY INTEREST:

  In July 1991, the Company sold 225 newly-issued shares of common stock of its Japanese subsidiary (Etec Japan) for approximately $4.8 million and a note for $188,000. The minority holding represented approximately 18% of the outstanding shares of Etec Japan. Pursuant to the sale agreement, on July 31, 1995, minority stockholders were entitled to elect to have the Company repurchase their shares at the original purchase price plus interest. which was defined in the agreement as being the Japanese bank long-term interest rate plus one percent.

  On July 31, 1995, the minority interest investors exchanged their minority interest in Etec Japan for 75,753 shares of Series E mandatorily redeemable convertible preferred stock and a final cash payment to one of the holders, who is a director of the Company, of approximately $400,000, which was paid in the first quarter of fiscal 1996. This transaction was accounted for under the purchase method of accounting resulting in the elimination of the minority liability and the creation of $350,000 of goodwill which is being amortized over seven years. There were no other significant effects from this transaction. Upon completion of the IPO, all shares of the Series E mandatorily redeemable convertible preferred stock were converted to 1,553,898 shares of Common Stock.

                              ETEC SYSTEMS, INC.

NOTE 9--RESEARCH, DEVELOPMENT AND ENGINEERING CONTRACTS:

  The Company has received funding for research, development and engineering contracts of approximately $725,000, $7.3 million and $16.1 million during the years ended July 31, 1996, 1995 and 1994, respectively. The Company has recorded approximately $725,000, $6.1 million and $13.9 million of this funding as an offset to research, development and engineering expenses during the years ended July 31, 1996, 1995 and 1994, respectively. The Company has recorded approximately $1.2 million and $2.2 million, respectively, as an offset to selling, general and administrative expenses during the years ended July 31, 1995 and 1994. No such funding was offset against selling, general and administrative expenses during the year ended July 31, 1996.

  In November 1992, the Company entered into a cost reimbursement research and development contract with the Advanced Research Projects Agency/Naval Air Systems Command ("ARPA/NAVAIR") under which the Company was entitled to receive approximately $22.0 million. In connection with this contract, no funding was received during the year ended July 31, 1996. Funding in the amount of approximately $5.7 million and $10.3 million was recognized and billed during the years ended July 31, 1995 and 1994, respectively. Costs incurred during each of these periods approximated billings and are included in research, development and engineering and selling, general and administrative expenses.

  During the years ended July 31, 1996, 1995 and 1994, the Company performed research and development under several cooperative development agreements. These agreements provide for payments upon the Company's achievement of specified milestones. Funding for these contracts was $725,000, $1.6 million, and $5.8 million during the years ended July 31, 1996, 1995 and 1994, respectively. Costs of approximately $2.9 million, $3.8 million, and $7.5 million for these projects were included in research and development expense during the years ended July 31, 1996, 1995, and 1994, respectively.

  The Company has a cost-reimbursement research and development contract with the United States Department of Defense, ARPA, pursuant to which the Company is entitled to receive approximately $3.9 million. Funding is due in three phases subject to achievement of certain milestones during each phase. As of July 31, 1996, the Company was in the process of completing phase I and approximately $1.2 million in funding had been received, which has been deferred and is included in accrued and other liabilities. As of July 31, 1996, costs incurred related to this contract in the amount of $1.2 million have been deferred and are included in inventory. In October 1996, $1.1 million in phase II funding was awarded.

  In August 1996, the Company was awarded a $1.5 million research and development contract with MCM-D Consortium. This contract allows for payments subject to the achievement of certain milestones.

NOTE 10--BENEFIT PLANS:

 Employee Stock Option Plan

  Under the Company's 1990 Employee Stock Option Plan, options to purchase 600,000 shares of Common Stock may be granted. The plan provides that options may be granted at a price not less than the fair value of a share at the date of grant. Options generally vest annually over a four-year period and expire over terms not exceeding ten years.

  In fiscal 1994, the Company adopted the 1994 Employee Stock Option Plan. Under this plan, options to purchase 448,374 shares of Common Stock may be granted. This Plan provides that options may be granted at a price not less than the fair value of a share at the date of grant except under certain inapplicable circumstances. Options generally vest annually over a four-year period and expire over terms not exceeding ten years.

                              ETEC SYSTEMS, INC.

  In fiscal 1995, the Company's Board of Directors approved the 1995 Omnibus Incentive Plan. Under this plan options to purchase 1,000,000 shares of Common Stock may be granted. Options vest annually over a period not to exceed five years and expire over terms not exceeding ten years.

  In addition, options to purchase 88,503 shares of Common Stock may be granted under certain other option agreements. A total of 38,670 options were outstanding under these agreements at July 31, 1996.

 Executive Stock Plan

  Under the Company's 1990 Executive Stock Plan, options to purchase 884,959 shares of Common Stock may be granted. The Plan provides that options may be granted at a price not less than the fair value of a share at the date of grant. Options generally vest annually over a three-year period and expire over terms not exceeding ten years.

 Directors' Stock Option Plan

  In fiscal 1995, the Company adopted the 1995 Directors' Stock Option Plan. Under this plan, options to purchase 150,000 shares of Common Stock may be granted. The plan provides that options may be granted at a price equal to the fair market value at the date of grant. Under this plan, each non-employee director will receive a one-time grant upon joining the Board of Directors and annual grants upon the anniversary of the initial grant. The initial grants vest in two installments, with half of the shares vesting six months after the grant date and the other half vesting on the first anniversary of the grant date. Annual grants vest on the first anniversary of the respective grant date.

  A summary of activity for the Employee, Executive and Directors' Stock Option Plans follows:

                                             OPTIONS
                                            AVAILABLE     OPTIONS     EXERCISE
                                            FOR GRANT   OUTSTANDING    PRICE
                                            ----------  ----------- ------------
   Outstanding, July 31, 1993..............    583,624     794,195     $0.45
     Granted............................... (1,011,527)  1,011,527     $0.45
     Canceled..............................    691,430    (691,430)    $0.45
     Repurchased...........................     89,446         --      $0.45
     Exercised.............................        --     (156,600)    $0.45
                                            ----------   ---------
   Outstanding, July 31, 1994..............    352,973     957,692     $0.45
     Additional options authorized.........  1,150,000         --
     Granted...............................   (565,406)    565,406  $0.45-$ 5.40
     Canceled..............................     71,520     (71,520)    $0.45
     Repurchased...........................    107,415         --      $0.45
     Exercised.............................        --     (306,646)    $0.45
                                            ----------   ---------
   Outstanding, July 31, 1995..............  1,116,502   1,144,932  $0.45-$ 5.40
     Granted...............................   (760,382)    760,382  $7.20-$37.00
     Canceled..............................     19,409     (19,409) $0.45-$13.75
     Exercised.............................        --     (165,695) $0.45-$ 5.40
                                            ----------   ---------
   Outstanding, July 31, 1996..............    375,529   1,720,210  $0.45-$37.00
                                            ==========   =========

  At July 31, 1996, 1995, and 1994, options exercisable totaled 508,376, 412,426, and 404,925, respectively.

                              ETEC SYSTEMS, INC.

 Employee Stock Purchase Plan

  In July 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan. Under this plan, employees of the Company can purchase common stock through payroll deductions. A total of 500,000 shares have been reserved for issuance under this plan. As of July 31, 1996, 39,189 shares have been purchased under the Employee Stock Purchase Plan.

 401(k) Plan

  On June 15, 1990, the Company adopted a 401(k) savings plan. The Plan covers all eligible employees with more than three months of service. The Company contributed $191,000, $173,000 and $151,000 to the Plan during the years ended July 31, 1996, 1995 and 1994, respectively.

NOTE 11--RELATED PARTY TRANSACTIONS:

  In March 1990, the Company entered into an inventory component purchasing agreement with Grumman, one of the former holders of its Series B mandatorily redeemable convertible preferred stock (which were converted into shares of Common Stock in October 1995, pursuant to which the Company committed to purchase specified quantities of components from Grumman upon achieving certain sales levels. In fiscal 1992, Grumman billed the Company $1.4 million under this agreement. The Company disputed the appropriateness of this billing, but paid Grumman $1.0 million in fiscal 1993. Grumman continued to maintain that the Company had not satisfied its obligations under the agreement. In fiscal 1995, the Company and Grumman entered into an agreement under which Grumman released the Company from all obligations under the 1990 inventory purchase agreement and the Company issued to Grumman a warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $1.70 per share. (See Note 6--Stockholders' Equity.)

  The Company paid approximately $800,000 and $1.8 million in fiscal 1995 and 1994, respectively, for services provided in conjunction with the research and development contract with ARPA/NAVAIR to a party which held shares of the Company's Series B and D mandatorily redeemable convertible preferred stock until October 1995, at which time all such shares were converted into shares of Common Stock. No such services were provided to the Company during the year ended July 31, 1996.

  In fiscal 1994, the Company purchased approximately $590,000 of pattern memory boards, beam sequencers and other related materials from a party which at that time held shares of the Company's Series B mandatorily redeemable convertible preferred stock.

  In fiscal 1994, a party which at that time held shares of the Company's Series B and D mandatorily redeemable convertible preferred stock canceled an order; the Company recognized approximately $500,000 in penalty cancellation fees which is included in revenue for that period.

  In fiscal 1996 and 1995, the Company purchased masks for use by the Company in the development of new products for approximately $323,000 and $200,000, respectively, from a party which held shares of the Company's Series B mandatorily redeemable convertible preferred stock until October 1995, at which time such shares were converted into Common Stock.

  Sales to related parties included in product and service revenue in fiscal 1996, 1995, and 1994 are approximately $21.6 million, $13.0 million, and $15.0 million, respectively.

  At July 31, 1996 and 1995, included in accrued liabilities is approximately $1.3 million and $8.9 million, respectively, due to a party which at that time held shares of the Company's Series E mandatorily redeemable

                              ETEC SYSTEMS, INC.

convertible preferred stock. The amount is due under a financing arrangement, whereby the holder provides interim financing of certain Japanese receivables between the date of billing and the date of collection from the customers of the Company. Amounts due bear interest at the Japanese prime rate (1.625% at July 31, 1996) plus 1.25% per annum.

NOTE 12--COMMITMENTS AND CONTINGENCIES:

  In February 1995, the Company entered into a sale and leaseback agreement, pursuant to which the Company sold its office/manufacturing facilities (the "Property") located in Hayward, California for approximately $11.8 million and leased back the Property for an initial term of fifteen years, with options for four five-year renewals. Initial annual rental payments to the lessor are approximately $1.4 million for the first three years. At the end of the third, sixth, ninth and twelfth years, respectively, the rent will be adjusted by an amount based on any percentage increase in the Consumer Price Index for the preceding three years, with a cap of 12%. Under the terms of the lease, the Company is responsible for paying maintenance, insurance, taxes, and all other expenses associated with operating and maintaining the Property. The Company recorded the transaction as a sale and deferred the gain on the sale which was approximately $7.0 million. This gain is being amortized over the 15-year operating lease term. The agreement requires the Company to comply with certain financial covenants and to maintain a fixed charge coverage ratio of at least 1.5. At July 31, 1996, the Company was in compliance with these covenants. In August 1996, the sale and leaseback agreement was amended. (See
Note 15--Subsequent Event.)

  In addition, the Company leases certain other facilities and equipment under operating lease agreements. Rent expense under all operating leases for the years ended July 31, 1996, 1995, and 1994, was $3.5 million, $2.6 million, and $1.9 million, respectively. Future minimum lease commitments excluding property taxes, maintenance and insurance under leases having initial or remaining terms in excess of one year, are as follows (in thousands):

      FISCAL YEAR ENDING JULY 31:
        1997........................................................... $ 3,741
        1998...........................................................   3,323
        1999...........................................................   3,438
        2000...........................................................   2,495
        2001...........................................................   2,267
        Thereafter.....................................................  17,492
                                                                        -------
                                                                        $32,756
                                                                        =======

  In April 1996, the Company entered into an agreement with a contractor to construct a new administrative facility in Hayward, California at a cost not to exceed approximately $4.3 million. Total estimated costs at completion of the facility are $5.0 million. As of July 31, 1996, the Company incurred $1.4 million in financing the construction of the new facility, which is included in other current assets. The Company intends to sell the new facility to its landlord in fiscal 1997 and enter into a leasing arrangement for a period of 15 years.

  In April 1995, the Company signed an agreement with a distributor of the Company, under which Etec Japan assumed responsibility for sales, direct customer service and support for the Company's products in the Japanese market. As part of this agreement, the Company agreed to pay the distributor a percentage of revenue for each CORE and ALTA system sold in the defined sales territory for the next four years.

                               ETEC SYSTEMS, INC.

NOTE 13--GEOGRAPHIC REPORTING AND CUSTOMER CONCENTRATION:

                                                         JAPAN
                                                          AND
                                                UNITED    FAR
                                                STATES   EAST   EUROPE  TOTAL
                                                ------- ------- ------ --------
                                                        (IN THOUSANDS)
Net revenues to third parties:
  Year ended July 31, 1996
    Domestic................................... $49,913 $   --  $  --  $ 49,913
    Foreign....................................  30,360  59,788  5,584   95,732
                                                ------- ------- ------ --------
                                                $80,273 $59,788 $5,584 $145,645
                                                ======= ======= ====== ========
  Year ended July 31, 1995
    Domestic................................... $33,342 $   --  $  --  $ 33,342
    Foreign....................................  13,353  31,057  5,164   49,574
                                                ------- ------- ------ --------
                                                $46,695 $31,057 $5,164 $ 82,916
                                                ======= ======= ====== ========
  Year ended July 31, 1994
    Domestic................................... $32,651 $   --  $  --  $ 32,651
    Foreign....................................   6,721  24,305  5,033   36,059
                                                ------- ------- ------ --------
                                                $39,372 $24,305 $5,033 $ 68,710
                                                ======= ======= ====== ========

                                                           YEAR ENDED JULY 31,
                                                          ----------------------
                                                           1996    1995    1994
                                                          ------- ------- ------
                                                              (IN THOUSANDS)
Operating income:
  United States.......................................... $15,340 $ 7,415 $4,377
  Japan and Far East.....................................   5,174   3,975  4,456
  Europe.................................................     149      13    743
                                                          ------- ------- ------
    Total................................................ $20,663 $11,403 $9,576
                                                          ======= ======= ======

                                                                  1996    1995
                                                                -------- -------
                                                                 (IN THOUSANDS)
Identifiable assets:
  United States................................................ $174,015 $51,736
  Japan and Far East...........................................   31,878  30,577
  Europe.......................................................    2,978   3,671
                                                                -------- -------
    Total...................................................... $208,871 $85,984
                                                                ======== =======

                                                                   YEAR ENDED
                                                                    JULY 31,
                                                                 ----------------
                                                                 1996  1995  1994
                                                                 ----  ----  ----
Customers comprising 10% or more of the Company's total revenue for the periods indicated:
  A............................................................    8%   14%    9%
  B............................................................   13%   14%    7%
  C............................................................    6%    4%   12%
  D............................................................    6%    2%   13%
  E............................................................   17%   12%    2%

                              ETEC SYSTEMS, INC.

NOTE 14--POLYSCAN ACQUISITION:

  On June 27, 1995, the Company entered into a loan agreement with Polyscan, Inc. ("Polyscan"), whereby the Company advanced $1.8 million to Polyscan. The loan bore interest at prime plus 3% and the balance was due on January 31, 1996. During February 1996, Polyscan repaid $600,000 to the Company.

  On February 5, 1996, Etec Polyscan, Inc. ("Etec Polyscan") acquired substantially all of the assets and assumed certain specified liabilities of Polyscan in exchange for 350,000 shares of the Company's Common Stock with an agreed-upon market value of $3.5 million. Etec Polyscan has retained 175,000 of the Company's common shares issued until February 5, 1998 to provide payment for any liability of Polyscan or the Polyscan shareholders (which was not assumed by Etec Polyscan as part of the acquisition) or any adjustment of the purchase price. One of the liabilities assumed by Etec Polyscan was Polyscan's obligation to repay the outstanding loan in the amount of approximately $1.2 million.

  The purchase price for book purposes was allocated by the Company approximately as follows (in thousands):

      Inventory....................................................... $   733
      Other current assets............................................      69
      Other assets....................................................      65
      In-process technology...........................................   6,269
      Accounts payable and accrued expenses (includes note payable to the Company)...................................................  (3,636)
                                                                       -------
        Total acquisition costs....................................... $ 3,500
                                                                       =======

  The excess of the purchase price over the fair value of the net assets was allocated to in-process technology purchase which, because of the uncertainty as to realization, the Company wrote off in fiscal 1996.

  The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at August 1, 1994, after giving effect to certain adjustments, including interest income on the Polyscan loan and the increase in common equivalent shares outstanding. Additionally, the 1996 pro forma information excludes a $6.3 million write-off of in-process technology acquired. Polyscan's results included in the pro forma presentation for the years ended July 31, 1996 and 1995, are for the period from July 1, 1995 through January 31, 1996 and the twelve months ended June 30, 1995, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition taken place at the beginning of the periods presented or of the results which may occur in the future.

                                                           YEAR ENDED YEAR ENDED
                                                            JULY 31,   JULY 31,
                                                              1996       1995
                                                           ---------- ----------
      Net income (in thousands)...........................  $42,207     $8,170
      Net income per common share.........................  $  2.28     $ 0.54

NOTE 15--SUBSEQUENT EVENT:

  In August 1996, the Company obtained a financing commitment for the sale and leaseback of its new headquarters consisting of 60,000 square feet of office space. This building is currently under construction and is scheduled for completion and occupancy in January 1997. Upon completion, the Company will sell the building

                              ETEC SYSTEMS, INC.

to its existing landlord and will enter into a 15-year lease that will be subject to rental adjustments every three years pursuant to an adjustment in the Consumer Price Index. In addition, the Company has also obtained a commitment from its landlord to provide financing of up to $4 million for leasehold improvements to the existing office and manufacturing facilities.

  Concurrent with this financing commitment, the Company also agreed to amend the warrant agreement and to refund a portion of the purchase price of the Property from the February 1995 sale leaseback transaction (See Note 12-- Commitments and Contingencies). The landlord surrendered its warrant to acquire 159,314 shares of the Company stock in exchange for a new warrant to acquire 68,768 shares of the Company stock at $0.45 per share. The bank surrendered its warrant certificate to acquire 53,104 shares of Company stock in exchange for 22,461 shares of Common Stock. The Company refunded to the landlord $2.6 million of the purchase price, resulting in a reduction in the Company's annual rent from $1.4 million to $1.0 million. The Company has accounted for the $2.6 million refund payment as a reduction in the deferred gain recorded as a result of the February 1995 sale and leaseback transaction. The value of the warrants surrendered and cancelled was not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

  Effective April 10, 1995, Price Waterhouse LLP was engaged as the Company's principal independent accountants. Prior to April 10, 1995, KPMG Peat Marwick LLP ("KPMG") had been the Company's independent accountants. The decision to change independent accountants was approved by the Company's Board of Directors. In the period from August 1, 1993 through April 9, 1995 KPMG issued no audit report which was qualified or modified as to uncertainty, audit scope or accounting principles, no adverse opinions or disclaimers of opinion on any of the Company's financial statements, and there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. KPMG has not audited or reported on any of the Company's financial statements or information included in this Annual Report on Form 10-K. Prior to April 10, 1995 the Company had not consulted with Price Waterhouse LLP on items which involved the Company's accounting principles or the form of audit opinion to be issued on the Company's financial statements.

                                   PART III

  Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to directors required by this section is incorporated by reference from the information in the section entitled, "Election of Directors--Nominees" in the Proxy Statement. Information with respect to executive officers of the Company contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

  Item 405 of Regulation S-K calls for disclosure of any known late filing by an insider to file a report required by Section 16 of the Securities Exchange Act of 1934. This disclosure is contained in the section entitled, "Compliance with Section 16(A) of the Exchange Act" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this section is incorporated herein by reference from the information in the sections entitled "Directors' Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this section is incorporated by reference from the information in the section entitled, "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this section is incorporated by reference from the information in the section entitled, "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents were filed as part of this report:

    1. Financial Statements--See Index to Consolidated Financial Statements at page 33 of this Form 10-K.

    2. Financial Statement Schedules--All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

    3. Exhibits--See Index to Exhibits at page 57 of this Form 10-K.

  (b) Reports on Form 8-K--No reports on Form 8-K have been filed during the fourth quarter of fiscal 1996.

                               ETEC SYSTEMS, INC.

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF DOCUMENT                     PAGE
  -------                  -----------------------                 ------------
  2.1****   Agreement and Plan of Reorganization among the
            Registrant, Etec Polyscan, Inc., Polyscan, Inc. and
            the shareholders of Polyscan, Inc. dated January 30,
            1996................................................
  3.1**     Seventh Amended and Restated Articles of
            Incorporation.......................................
  3.2***    Bylaws of the Registrant, as amended................
 10.1*      1990 Stock Plan of Registrant.......................
 10.2*      1990 Executive Stock Plan of Registrant.............
 10.3*      1994 Employee Stock Option Plan of Registrant.......
 10.4*      1995 Omnibus Incentive Plan of Registrant...........
 10.5*      1995 Employee Stock Purchase Plan of Registrant.....
 10.6*      1995 Directors' Stock Option Plan of Registrant.....
 10.7*      Senior Management Incentive Plan of Registrant......
 10.8*      Lease Agreement dated February 1, 1995 by and
            between Registrant and ESI (CA) QRS 12-6, Inc. .....
 10.9*      Lease Agreement between Beaverton-Redmond Tech
            Properties and ATEQ Corporation dated June 18, 1985,
            as amended May 15, 1987 and September 20, 1989......
 10.10*     Warrant Agreement between Registrant and Cigna dated
            as of November 15, 1991, as amended April 1, 1995...
 10.11*     Series C Shareholders' Rights Agreement by and among
            the Registrant and Certain Former Holders of Capital
            Stock of ATEQ Corporation and Warrants to Purchase
            Capital Stock of ATEQ Corporation dated as of
            November 8, 1991, as amended December 1991 and
            January 14, 1994....................................
 10.12+*    EBES Information Agreement dated October 1, 1975
            between Western Electric Company, Inc. and Etec, as
            amended April 1, 1976, August 3, 1976, July 1, 1980,
            November 22, 1983 and December 20, 1983.............
 10.13*     Consent to Assignment by AT&T to assignment by
            Perkin-Elmer to Etec of the EBES Information
            Agreement dated October 1, 1975 between Western
            Electric Company, Inc. and Etec.....................
 10.14*     Excess Cash Sharing Agreement dated January 2, 1995,
            between Cigna, IBM, Perkin-Elmer and the Registrant.
 10.15*     Senior Subordinated Debt Restructuring Agreement
            dated January 2, 1995 among the Registrant and IBM
            and Perkin-Elmer....................................
 10.16*     Senior Subordinated Debt Exchange Agreement dated as
            of July 31, 1995 among the Registrant and IBM and
            Perkin-Elmer........................................
 10.17*     Letter Agreement between Grumman and Registrant
            dated April 26, 1995................................

                               ETEC SYSTEMS, INC.

                                                                    SEQUENTIALLY
  EXHIBIT                                                             NUMBERED
   NUMBER                  DESCRIPTION OF DOCUMENT                      PAGE
  -------                  -----------------------                  ------------
 10.18*     Non-statutory Stock Option Agreement by and between
            Catherine P. Goodrich (Lego) and the Company dated as
            of December 6, 1994, as amended July 18, 1995........
 10.19*     Consulting Agreement between the Registrant and
            Charles E. Minihan dated March 8, 1995...............
 10.20*     Agreement on Officer's Retirement between the
            Registrant and John Suzuki dated as of January 25,
            1994.................................................
 10.21*     Form of Indemnity Agreements.........................
 10.22*     Amendment to Senior Subordinated Debt Exchange
            Agreement dated as of August 15, 1995 among the
            Registrant and IBM and Perkin-Elmer..................
 10.23*     Amended and Restated Loan and Security Agreement
            between the Registrant and Polyscan, Inc. dated as of
            August 16, 1995......................................
 10.24*     Registration Rights Agreement dated August 29, 1995
            between the Registrant and Certain Investors.........
 10.25*     First Amendment to Excess Cash Sharing Agreement
            dated August 15, 1995 (including Registrant's 12%
            Senior Subordinated Note and 10.3% Senior
            Subordinated Note)...................................
 10.26***** Amendment Three dated April 3, 1996 to Lease
            Agreement dated June 18, 1985 and as amended May 15,
            1987 and September 20, 1989 between Beaverton-Redmond
            Tech Properties and the Registrant...................
 10.27****  Registration Rights Agreement dated as of February 5,
            1996 among the Registrant, Polyscan, Inc. and the
            stockholders of Polyscan, Inc. ......................
 10.28***** Letter Agreement dated January 25, 1996 between
            Registrant and Cigna amending and modifying certain
            obligations under the Note Purchase Agreement and
            Excess Cash Sharing Agreement with Cigna.............
 10.29***** Credit Agreement among Registrant and the Lenders named therein and ABN-AMRO Bank, N.V. as agent for
            Lenders, dated May 24, 1996..........................
 10.30      Amendment and Assumption Agreement dated May 14, 1992
            by and between the Registrant, SEMATECH, INC. and
            ATEQ Corporation.....................................
 10.31      Investor Agreement dated June 28, 1996 by and among
            the Registrant and Intel Corporation.................
 10.32      Agreement dated as of July 23, 1996 by and between
            Registrant and SEMATECH, INC. .......................
 10.33      Letter Agreement dated as of August 7, 1996 between
            Registrant, ESI (CA) QRS 12-6, Inc., and
            Creditanstalt Corporate Finance, Inc. amending Lease
            Agreement dated February 1, 1995.....................
 10.34      Letter Agreement dated as of August 7, 1996 between
            Registrant and Corporate Property Associates 12
            Incorporated and ESI (CA) QRS 12-6, Inc. amending
            Lease Agreement dated February 1, 1995...............

                              ETEC SYSTEMS, INC.

                                                                    SEQUENTIALLY
  EXHIBIT                                                             NUMBERED
   NUMBER                  DESCRIPTION OF DOCUMENT                      PAGE
  -------                  -----------------------                  ------------
 11.1       Statement of computation of earnings per share (see
            page 111 of this Form 10-K)..........................
 16.1*      Letter from former independent accountant............
 23.1       Consent of Price Waterhouse LLP (see page 112 of this
            Form 10-K)...........................................
 27.1       Financial Data Schedules.............................

--------
* Incorporated herein by reference to Registrant's Registration Statement on Form S-1 (File No. 33-95648).
** Incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 1995.
*** Incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 1996.
****  Incorporated herein by reference to Exhibits 2.1 and 2.2, respectively, to Registrant's Current Report on Form 8-K dated February 5, 1996.
***** Incorporated herein by reference to Registrant's Registration Statement on Form S-1 (File No. 333-04363).
+     Confidential treatment has been previously granted.