Form 10-Q
period 1996-11-01
ETEC SYSTEMS INC
filed 1996-12-16
CIK 851397

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                  ------------------------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended November 1, 1996          Commission File Number: 0-26968

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

Yes    X       No
     -----         -----



  19,969,577 shares of Common Stock were outstanding as of December 1, 1996.

This report, including exhibits, consists of 17 pages. The Index of Exhibits is found on page 15.

                               TABLE OF CONTENTS

                                                              Page
                                                              ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at
          October 31, 1996 and July 31, 1996                    3

         Consolidated Statements of Income for the
          three months ended October 31, 1996 and 1995          4

         Consolidated Statements of Cash Flows for the
          three months ended October 31, 1996 and 1995          5

         Notes to Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   11

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                     N/A

Item 2.  Changes in Securities                                 N/A

Item 3.  Defaults Upon Senior Securities                       N/A

Item 4.  Submission of Matters to a Vote of Security Holders   N/A

Item 5.  Other Information                                     N/A

Item 6.  Exhibits and Reports on Form 8-K                      13

Signatures                                                     14

PART I.  FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                               ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (Unaudited)

                                           OCTOBER 31,    JULY 31,
                                              1996          1996
                                           -----------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                   $ 20,727     $ 44,472
  Marketable securities                         31,995       24,153
  Accounts receivable, less allowance
   for doubtful accounts of $1,090 and
   $1,102                                       43,224       37,316
  Inventory                                     61,237       52,135
  Other current assets                           5,076        3,042
  Deferred tax assets                           25,670       24,508
                                              --------     --------
       Total current assets                    187,929      185,626
Property, plant and equipment, net              22,770       19,381
Other assets                                     3,666        3,864
                                              --------     --------
                                              $214,365     $208,871
                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt        $  3,333     $  3,333
  Accounts payable                              18,075       14,184
  Accrued and other liabilities                 49,043       51,084
  Taxes payable                                  5,425        5,826
                                              --------     --------
     Total current liabilities                  75,876       74,427
Long-term debt, less current portion             5,833        6,667
Deferred gain on sale of asset                   3,072        5,571
Other liabilities                                6,245        6,329
                                              --------     --------
     Total liabilities                          91,026       92,994
                                              --------     --------

Commitments and Contingencies (Note 6)

Stockholders' equity:
  Preferred Stock, par value $0.01 per
   share; 10,000,000 shares authorized;
   none issued and outstanding                       -            -

  Common Stock, par value $0.01 per
   share; 30,000,000 and 20,000,000
   shares authorized; 19,810,968 and
   19,610,964 issued and outstanding               198          196

  Warrants                                       1,031        1,096
  Additional paid-in capital                   150,722      149,858
  Cumulative translation adjustments              (112)         211
  Accumulated deficit                          (28,500)     (35,484)
                                              --------     --------
     Total stockholders' equity                123,339      115,877
                                              --------     --------
                                              $214,365     $208,871
                                              ========     ========

         See accompanying notes to consolidated financial statements.

                              ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                            THREE MONTHS ENDED
                                                OCTOBER 31,
                                            ------------------
                                             1996        1995
                                            ------      ------
Revenue:
  Products                                  $36,402     $17,103
  Services                                    8,485       7,605
                                            -------     -------
                                             44,887      24,708
                                            -------     -------
Cost of revenue:
  Products                                   17,552       8,381
  Services                                    6,552       5,371
                                            -------     -------
                                             24,104      13,752
                                            -------     -------
Gross profit                                 20,783      10,956
                                            -------     -------

Operating expenses:
  Research, development and engineering       6,481       3,271
  Selling, general and administrative         5,895       4,453
                                            -------     -------
                                             12,376       7,724
                                            -------     -------
Income from operations                        8,407       3,232

Interest expense                               (244)       (612)
Other income(expense), net                      794         929
                                            -------     -------

Income before income tax provision            8,957       3,549
Income tax provision                          1,973         887
                                            -------     -------
Net income                                    6,984       2,662
Accretion of mandatorily redeemable
 convertible preferred stock                      -       1,078
                                            -------     -------
Net income attributable to Common
 Stockholders                               $ 6,984     $ 1,584
                                            =======     =======
Net income per share                          $0.33       $0.18
                                            =======     =======
Number of weighted average common
 equivalent shares used in per share
 calculation                                 21,118      14,850
                                            =======     =======

         See accompanying notes to consolidated financial statements.

                              ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                THREE MONTHS ENDED
                                                    OCTOBER 31,
                                                ------------------
                                                 1996        1995
                                                ------      ------
Cash flows from operating activities:
  Net income                                    $ 6,984     $ 2,662
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Depreciation, amortization, and
       other noncash charges                      1,033         573
     Deferred taxes                              (1,162)          -
     Changes in assets and liabilities:
       Accounts receivable                       (6,534)     (2,800)
       Inventory                                 (9,289)     (5,784)
       Other assets                                (839)       (885)
       Accounts payable                           3,977       1,949
       Accrued and other liabilities             (5,166)        (54)
                                               --------     -------
          Net cash used in operating
           activities                           (10,996)     (4,339)
                                               --------     -------

Cash flows from investing activities:
  Purchases of marketable securities,
   net                                           (7,842)          -
  Capital expenditures for property
   and equipment                                 (4,159)       (741)
  New building construction costs                (1,271)          -
                                               --------     -------
          Net cash used in investing
           activities                           (13,272)       (741)
                                               --------     -------

Cash flows from financing activities:
  Repayment of debt and capital leases             (932)     (8,241)
  Financing from (repayment to)
   intermediary                                   3,627      (1,544)
  Repurchase of warrants in connection
   with building financing                       (2,633)          -
  Proceeds from issuance of Common
   Stock                                            236      34,644
                                               --------     -------
          Net cash provided by
           financing activities                     298      24,859
                                               --------     -------
Effect of exchange rate changes on cash             225        (686)
                                               --------     -------
Net change in cash and cash equivalents         (23,745)     19,093
Cash and cash equivalents at the
 beginning of the period                         44,472      23,638
                                               --------     -------
Cash and cash equivalents at the end
 of the period                                 $ 20,727     $42,731
                                               ========     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the period for
 interest                                      $    194     $   993
                                               ========     =======

Cash paid during the period for income
 taxes                                         $  2,930     $ 1,127
                                               ========     =======

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
Conversion of mandatorily redeemable
 convertible preferred stock to Common
 Stock                                                -     $77,475
                                               ========     =======

         See accompanying notes to consolidated financial statements.

                              ETEC SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     In the opinion of the management of Etec Systems, Inc. ("Etec" or the "Company"), the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the July 31, 1996 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim period results.

     The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended July 31, 1996 included in the Company's Annual Report on Form 10-K (File No. 0-29628). The July 31, 1996 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     For the purposes of presentation, the Company has indicated its interim fiscal periods as ending October 31, 1996 and 1995. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent results for the three-month periods ended November 1, 1996 and October 27, 1995, respectively.

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

Capitalization of Software

     The Company capitalizes certain costs related to the purchase of software and its implementation which include purchased software, consulting fees, and use of certain specified Company resources. As of October 31, 1996, approximately $4.6 million of software had been capitalized and is included in construction in process.

                              ETEC SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


NOTE 2.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     At October 31, 1996, the fair value of the Company's investments approximated cost. At October 31, 1996, $13.3 million of investments are included in cash and cash equivalents on the balance sheet. The investment portfolio at October 31, 1996 is comprised of asset-backed obligations, commercial paper, money market funds, municipal obligations, U.S. Government agency securities, and corporate debentures.

NOTE 3.  INVENTORY

     Inventory at October 31, 1996 and July 31, 1996 consisted of the following (in thousands):


                                 October 31, 1996   July 31, 1996
                                 ----------------   -------------

            Purchased parts           $20,561         $16,861
            Work-in-process            30,669          25,380
            Spares                     10,007           9,894
                                 ----------------   -------------
                                      $61,237         $52,135
                                 ================   =============

NOTE 4.    INCOME TAXES

         The Company recorded provisions for income taxes for the quarters ended October 31, 1996 and 1995 of $2.0 million and $887,000, respectively. Reflected in the provision for the quarter ended October 31, 1996 is a tax benefit of $1.1 million. The benefit reflects the release in the first fiscal quarter of $1.1 million of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and its ability to increase manufacturing capacity. Management has fully reserved deferred tax assets which may be realized beyond the ensuing twelve-month period because of the uncertainty regarding their realization. The provision for income taxes for the three months ended October 31, 1996 and 1995 otherwise includes taxes on foreign earnings as the Company continues to utilize net operating loss carryforwards in the U.S.

NOTE 5.    SUBSEQUENT EVENT

         On December 10, 1996, the Company completed a public offering of 5,029,916 shares of Common Stock, of which 500,000 shares were issued and sold by the Company and 4,529,916 shares were sold by stockholders. On December 11, 1996, the underwriters of the public offering exercised their option to purchase 754,487 shares of Common Stock from the Company. Net proceeds to the Company from the offering totaled approximately $39.4 million after deducting estimated offering expenses.

         Concurrent with the public offering, Grumman exercised 150,000 warrants for $255,000.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

         In August 1996, the Company obtained a financing commitment for the sale and leaseback of its new administrative facility consisting of 60,000 square feet of office space. This building is scheduled for completion and occupancy in January 1997. As of October 31, 1996, the Company had incurred $2.7 million in financing the construction of the new facility. Total estimated costs at completion are $5.0 million. Upon completion, the Company will sell the building to its existing landlord and will enter into a 15-year lease that will be subject to rental adjustments every three years pursuant to an adjustment in the Consumer Price Index. In addition, the

                              ETEC SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Company has also obtained a commitment from its landlord to provide financing of up to $4.0 million for leasehold improvements to the existing office and manufacturing facilities.

NOTE 7.    NET INCOME PER SHARE

  Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period for the quarter ended October 31, 1996 and 1995. Common equivalent shares consist of stock options and warrants using the treasury stock method except when antidilutive.

                              ETEC SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.   RESULTS OF OPERATIONS


QUARTERS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995

     Revenue. Revenues are primarily comprised of sales of MEBES, CORE and ALTA systems, accessories and upgrades, and sales of technical support, maintenance and other services. The Company derives most of its revenues from the sale of a small number of systems and upgrades and any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular quarter. One system that was originally scheduled to ship in the first quarter of fiscal 1997 was delayed due to additional calibration and testing which was completed in the second quarter of fiscal 1997.

     Product revenue increased 113% to $36.4 million from $17.1 million for the quarters ended October 31, 1996 and 1995, respectively. This increase reflects the sale of three additional systems, higher average selling prices, changes in product mix, and an increase in the sales of upgrades and accessories of approximately $5.6 million.

     Service revenue increased 12% to $8.5 million from $7.6 million for the quarters ended October 31, 1996 and 1995, respectively, due primarily to generally higher service activity caused by an increase in the number of systems under service contract.

     Gross Profit. The Company's gross profit on product revenue increased 116% to $18.9 million from $8.7 million for the quarters ended October 31, 1996 and 1995, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 52% from 51% for the quarter ended October 31, 1996 compared to the quarter ended October 31, 1995. The increase in product gross margin is primarily attributable to generally higher selling prices for the Company's products and an increase in the level of sales of accessories (which tend to have higher gross margins).

     The Company's gross profit on service revenue decreased 16% to $1.9 million from $2.2 million for the quarters ended October 31, 1996 and 1995, respectively. Gross margin on service revenue was 23% and 29% for the quarters ended October 31, 1996 and 1995, respectively. The decreases in gross profit and gross margin reflect an investment in service personnel and training to support the number of systems serviced. The Company expects that such costs will continue to increase with the result being further erosion of service margins.

     Research, Development and Engineering. Research, development and engineering expenses, net of third-party funding under cooperative development agreements, increased to $6.5 million, representing 14% of revenue, from $3.3 million, representing 13% of revenue, for the quarters ended October 31, 1996 and 1995, respectively. This increase primarily reflects the Company's increased commitment to product development. Due to the Company's commitment to product development, net research, development and engineering expenses are expected to increase in absolute dollars in future periods.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $5.9 million, representing 13% of revenue, from $4.5 million, representing 18% of revenue, for the quarters ended October 31, 1996 and 1995, respectively. Selling, general and administrative expenses increased due to increased expenses for market development fees for laser beam system sales in Asia, increased profit-sharing, the acquisition of Polyscan, Inc., an increase in hiring, and costs associated with being a public company.

                              ETEC SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

     Income Tax Provision. The Company recorded provisions for income taxes for the quarters ended October 31, 1996 and 1995 of $2.0 million and $887,000, respectively. Reflected in the provision for the quarter ended October 31, 1996 is a $1.1 million income tax benefit recorded as a result of releasing a portion of the valuation allowance previously recorded against its deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's proven ability to increase manufacturing capacity. Management has fully reserved deferred tax assets that would be realized, if at all, more than one year in the future. Because of the uncertainty of realization, management will continue to evaluate the recoverability of the Company's deferred tax assets. The provision for the quarter ended October 31, 1995 primarily reflects taxes payable by the Company's foreign subsidiaries.

                              ETEC SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


B.   LIQUIDITY AND CAPITAL RESOURCES

     Since the beginning of fiscal 1994, the Company has financed its cash needs primarily with cash from operations, approximately $11.0 in net receipts from the sale and leaseback of the Company's Hayward, California campus in fiscal 1995, $58.7 million from the Company's IPO and an additional offering in fiscal 1996, and $10.0 million from a private placement with Intel Corporation. The Company also completed an offering on December 11, 1996; net proceeds from the offering totaled approximately $39.4 million after deducting estimated offering expenses.

     The Company has spent approximately $4.2 million for net capital expenditures in the first quarter of fiscal 1997 primarily to purchase testing and other equipment, upgrade manufacturing facilities, and implement an enterprise-wide business software system.

     The Company has budgeted a total of approximately $24.0 million for capital expenditures in fiscal 1997. In addition, the Company intends to finance approximately $10.0 million of equipment purchases through operating leases.

     In April 1996, the Company commenced construction of a 60,000 square foot administrative building in Hayward, California, and is financing the construction with available cash. As of October 31, 1996, the Company had expended $2.7 million related to the new facility. Estimated costs at completion are $5.0 million. The Company intends to sell the new facility upon completion in the second quarter of fiscal 1997 to the landlord of its current facility and enter into a leasing arrangement for a period of 15 years.

     As of October 31, 1996, the Company had cash and cash equivalents and marketable securities of $52.7 million. The Company believes that the net proceeds from its public offerings, together with existing sources of liquidity, including cash from operations, will provide adequate cash to fund its operations for at least the next twelve months.


Cash Flow from Operations

     Net cash used in operations for the three months ended October 31, 1996 was $11.0 million compared to $4.3 million for the corresponding period in 1995.

     Cash flow from operations for the three months ended October 31, 1996 primarily reflected net income of $7.0 million; decreases in noncash items (which include $1.2 million of deferred taxes, partially offset by depreciation and by amortization of $1.0 million); increases in accounts receivable of $6.5 million, inventory of $9.3 million, and accounts payable of $4.0 million; and decreases in accrued and other liabilities of $5.2 million.

     Cash flow from operations for the three months ended October 31, 1995 primarily reflected net income of $2.7 million; increases in noncash items (which include depreciation and amortization of $551,000); and increases in accounts receivable of $2.8 million, inventory of $5.8 million, and accounts payable of $2.0 million.

     Fluctuations in accounts receivable, inventory, and current liabilities for the above periods were caused primarily by the system orders, the timing of shipments, customer requested delivery dates, and the timing of payments to vendors. The significant increase in inventory during the quarter ended October 31, 1996 compared to July 31, 1996 was due primarily to increases in material purchases and work-in-process to meet scheduled production.

                              ETEC SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


     Prior to the shipment of a system, the Company receives payment for a significant portion of the system sales price. Such payments are generally received when the Company receives an order and at various agreed-upon times when the system is being manufactured. Therefore, the amount of customer advances fluctuates based on the number of systems that are on order and each system's status within the manufacturing cycle. Advances from customers decreased slightly to $21.7 million at October 31, 1996 from $24.1 million at July 31, 1996. The Company's product backlog increased to $155.9 million at October 31, 1996 from $147.6 million at July 31, 1996.

Financing and Investing Activities

     Net cash used in investing activities for the three months ended October 31, 1996 was $13.3 million compared to $741,000 for the three months ended October 31, 1995. Cash flows from investing activities for the three months ended October 31, 1996 reflected net purchases of investments of $7.8 million, increases in capital expenditures of $4.2 million, and increases in costs associated with the construction of the Company's new administrative facility totaling $1.3 million.

     Net cash provided by financing activities for the three months ended October 31, 1996 was $298,000 compared to $24.9 million for the three months ended October 31, 1995. The decrease in net cash provided by financing activities is primarily attributable to the proceeds from the IPO in the first quarter of fiscal 1996, partially offset by the repayment of debt in that quarter.

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

     In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect
the Company's financial results include:   potential delays in shipments;
cyclicality of the maskmaking and semiconductor equipment industries; potential customers' capital spending decisions; the development, market acceptance and successful production of new products and enhancements; competitors' product introductions and enhancements; risks associated with international sales and operations; risks associated with any future acquisitions, including the Company's ability to successfully integrate acquired businesses, products, or technologies; risks associated with stock market volatility; risks associated with changes in governmental laws and regulations; risks associated with a reduction in cooperative development funding: and risks associated with foreign operations, such as foreign exchange risk, import-export controls, and political risks.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

Exhibit No.   Description
----------    -----------
11            Statement of computation of earnings per common
              share and equivalents.
27            Financial Data Schedule.

See Exhibit Index on page 15.

(b)  REPORTS ON FORM 8-K.

None.

                              ETEC SYSTEMS, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 16, 1996.


                             ETEC SYSTEMS, INC.
                             (REGISTRANT)


                             BY          /S/ PHILIP J. KOEN, JR.
                                 ------------------------------------------
                                             PHILIP J. KOEN, JR.
                                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER

                              ETEC SYSTEMS, INC.


                               INDEX OF EXHIBITS

     EXHIBIT
       NO.                          DESCRIPTION                             PAGE
---------------       --------------------------------------------     -------------
       11              Statement of computation of earnings per
                       common share and equivalents.
       27              Financial Data Schedule.
