Form 10-Q
period 1997-01-31
ETEC SYSTEMS INC
filed 1997-03-17
CIK 851397

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JANUARY 31, 1997          COMMISSION FILE NUMBER: 0-26968

                               ----------------

                              ETEC SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEVADA                                  94-3094580
                                                    (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION                   IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)

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

                              Yes   X   No

  21,318,230 shares of Common Stock were outstanding as of February 28, 1997.

 This report, including exhibits, consists of 175 pages. The Index of Exhibits is found on page 16.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
    Consolidated Balance Sheets at January 31, 1997 and July 31, 1996.....   3
    Consolidated Statements of Income for the three months and six months
     ended January 31, 1997 and 1996......................................   4
    Consolidated Statements of Cash Flows for the six months ended January
     31, 1997 and 1996....................................................   5
    Notes to Consolidated Financial Statements............................   6
Item 2.Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   8
PART II--OTHER INFORMATION
Item 1.Legal Proceedings.................................................. N/A
Item 2.Changes in Securities..............................................  12
Item 3.Defaults Upon Senior Securities.................................... N/A
Item 4.Submission of Matters to a Vote of Security Holders................  13
Item 5.Other Information.................................................. N/A
Item 6.Exhibits and Reports on Form 8-K...................................  14
Signature.................................................................  15

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               ETEC SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          JANUARY 31, JULY 31,
                                                             1997       1996
                                                          ----------- --------
ASSETS
Current assets:
  Cash and cash equivalents..............................  $ 56,803   $ 44,472
  Marketable securities..................................    34,673     24,153
  Accounts receivable, less allowance for doubtful
   accounts of $1,077 and $1,102.........................    62,890     37,316
  Inventory..............................................    69,937     52,135
  Other current assets...................................     2,107      3,042
  Deferred tax assets....................................    25,670     24,508
                                                           --------   --------
    Total current assets.................................   252,080    185,626
Property, plant and equipment, net.......................    27,401     19,381
Other assets.............................................     3,911      3,864
                                                           --------   --------
                                                           $283,392   $208,871
                                                           ========   ========
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Current maturities of long-term debt...................  $  3,333   $  3,333
  Accounts payable.......................................    17,264     14,184
  Accrued and other liabilities..........................    71,753     51,084
  Taxes payable..........................................     6,316      5,826
                                                           --------   --------
    Total current liabilities............................    98,666     74,427
Long-term debt, less current portion.....................     5,000      6,667
Deferred gain on sale of asset...........................     3,005      5,571
Other liabilities........................................     6,147      6,329
                                                           --------   --------
    Total liabilities....................................   112,818     92,994
                                                           --------   --------
Commitments and Contingencies
Stockholders' equity:
  Preferred Stock, par value $0.01 per share; 10,000,000
   shares authorized; none issued and outstanding........        --         --
  Common Stock, par value $0.01 per share; 40,000,000 and
   30,000,000 shares authorized; 21,284,136 and
   19,610,964 issued and outstanding.....................       213        196
  Warrants...............................................       631      1,096
  Additional paid-in capital.............................   191,423    149,858
  Cumulative translation adjustments.....................      (779)       211
  Accumulated deficit....................................   (20,914)   (35,484)
                                                           --------   --------
    Total stockholders' equity...........................   170,574    115,877
                                                           --------   --------
                                                           $283,392   $208,871
                                                           ========   ========

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JANUARY 31,          JANUARY 31,
                                      --------------------  ------------------
                                        1997       1996       1997      1996
                                      ---------  ---------  --------  --------
Revenue:
  Products........................... $  45,309  $  23,522  $ 81,711  $ 40,625
  Services...........................     8,371      8,083    16,856    15,688
                                      ---------  ---------  --------  --------
                                         53,680     31,605    98,567    56,313
                                      ---------  ---------  --------  --------
Cost of revenue:
  Products...........................    21,723     12,826    39,275    21,207
  Services...........................     6,642      5,548    13,194    10,919
                                      ---------  ---------  --------  --------
                                         28,365     18,374    52,469    32,126
                                      ---------  ---------  --------  --------
Gross profit.........................    25,315     13,231    46,098    24,187
                                      ---------  ---------  --------  --------
Operating expenses:
  Research, development and
   engineering.......................     8,115      3,568    14,596     6,839
  Selling, general and
   administrative....................     6,290      4,771    12,185     9,224
                                      ---------  ---------  --------  --------
                                         14,405      8,339    26,781    16,063
                                      ---------  ---------  --------  --------
Income from operations...............    10,910      4,892    19,317     8,124
Interest expense.....................      (266)      (512)     (510)   (1,124)
Other income, net....................     1,027        671     1,821     1,600
                                      ---------  ---------  --------  --------
Income before income tax provision
 and extraordinary item..............    11,671      5,051    20,628     8,600
Income tax provision.................     4,085      1,263     6,058     2,150
                                      ---------  ---------  --------  --------
Income before extraordinary item.....     7,586      3,788    14,570     6,450
Extraordinary loss on early
extinguishment of debt...............       --        (300)      --       (300)
                                      ---------  ---------  --------  --------
Net income...........................     7,586      3,488    14,570     6,150
Accretion of mandatorily redeemable
 convertible preferred stock.........        --         --        --     1,078
                                      ---------  ---------  --------  --------
Net income attributable to Common
Stockholders......................... $   7,586  $   3,488  $ 14,570  $  5,072
                                      =========  =========  ========  ========
Per share data:
  Income before extraordinary item... $    0.35  $    0.20  $   0.68  $   0.38
  Extraordinary loss.................       --       (0.02)      --      (0.02)
                                      ---------  ---------  --------  --------
  Net income......................... $    0.35  $    0.18  $   0.68  $   0.36
                                      =========  =========  ========  ========
Number of weighted average common
 equivalent shares used in per share
 calculation.........................    21,806     18,869    21,462    16,859
                                      =========  =========  ========  ========

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                                   ENDED
                                                                JANUARY 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $14,570  $ 6,150
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Extraordinary loss on early extinguishment of debt.......     --       300
    Depreciation, amortization, and other noncash charges....   1,855    1,178
    Deferred taxes...........................................  (1,162)     --
    Changes in assets and liabilities:
      Accounts receivable.................................... (28,850) (10,842)
      Inventory.............................................. (18,600)  (8,850)
      Other assets...........................................     478      960
      Accounts payable.......................................   3,272    2,450
      Accrued and other liabilities..........................  23,279     (143)
                                                              -------  -------
        Net cash used in operating activities................  (5,158)  (8,797)
                                                              -------  -------
Cash flows from investing activities:
  Purchases of marketable securities, net.................... (10,520)  (3,102)
  Capital expenditures for property and equipment, net.......  (9,659)  (3,010)
  Loan to Polyscan, Inc......................................     --    (1,807)
  New building construction costs............................  (5,000)     --
  Proceeds from sale of plant................................   5,000      --
                                                              -------  -------
        Net cash used in investing activities................ (20,179)  (7,919)
                                                              -------  -------
Cash flows from financing activities:
  Repayment of debt and capital leases.......................  (1,813) (12,829)
  Financing from (repayment to) intermediary.................   1,202    5,086
  Repurchase of warrants in connection with building
   financing.................................................  (2,633)     --
  Proceeds from issuance of Common Stock.....................  40,336   40,628
                                                              -------  -------
        Net cash provided by financing activities............  37,092   32,885
                                                              -------  -------
Effect of exchange rate changes on cash......................     576     (737)
                                                              -------  -------
Net change in cash and cash equivalents......................  12,331   15,432
Cash and cash equivalents at the beginning of the period.....  44,472   23,638
                                                              -------  -------
Cash and cash equivalents at the end of the period........... $56,803  $39,070
                                                              =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest..................... $   448  $ 1,530
                                                              =======  =======
Cash paid during the period for income taxes................. $ 6,124  $ 1,657
                                                              =======  =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
Conversion of mandatorily redeemable convertible preferred
stock to Common Stock........................................     --   $77,475
                                                              =======  =======

          See accompanying notes to consolidated financial statements.

                              ETEC SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  In the opinion of the management of Etec Systems, Inc. (the "Company"), the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the July 31, 1996 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim period results.

  The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended July 31, 1996 included in the Company's Annual Report on Form 10-K (File No. 0-26968). The July 31, 1996 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

  For the purposes of presentation, the Company has indicated its interim fiscal periods as ending January 31, 1997 and 1996. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent results for the three- and six-month periods ended January 31, 1997 and January 26, 1996.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Capitalization of Cost of Internal Use Software

  The Company capitalizes certain costs related to the purchase of software for internal use and its implementation which include purchased software, consulting fees, and use of certain specified Company resources. As of January 31, 1997, approximately $6.4 million of costs associated with internal use software had been capitalized and is included in construction in process.

NOTE 2--CASH EQUIVALENTS AND MARKETABLE SECURITIES

  At January 31, 1997, the fair value of the Company's investments approximated cost. At January 31, 1997, $49.8 million of investments are included in cash and cash equivalents on the balance sheet. The investment portfolio at January 31, 1997 is comprised of money market funds, corporate debentures, asset-backed obligations, U.S. Government agency securities, certificates of deposit, commercial paper, auction-rate preferreds, and municipal obligations.

NOTE 3--INVENTORY

  Inventory consisted of the following (in thousands):

                                                  JANUARY 31, 1997 JULY 31, 1996
                                                  ---------------- -------------
      Purchased parts............................     $ 21,947        $16,861
      Work-in-process............................       37,493         25,380
      Spares.....................................       10,497          9,894
                                                      --------        -------
                                                      $ 69,937        $52,135
                                                      ========        =======

                              ETEC SYSTEMS, INC.

NOTE 4--ACCOUNTS RECEIVABLE

                                                  JANUARY 31, 1997 JULY 31, 1996
                                                  ---------------- -------------
      Accounts receivable........................     $37,354         $32,638
      Financed receivables*......................      25,536           4,678
                                                      -------         -------
                                                      $62,890         $37,316
                                                      =======         =======

--------
 * Included in accrued and other current liabilities are the amounts $25,536 and $4,678, respectively, which are due to a trading partner as a result of third party financing arrangements.

NOTE 5--STOCKHOLDERS' EQUITY

  In December, 1996, the Company completed a public offering of 5,029,916 shares of Common Stock, of which 500,000 shares were issued and sold by the Company and 4,529,916 shares were sold by stockholders. In December 1996, the underwriters of the public offering exercised their option to purchase an additional 754,487 shares of Common Stock from the Company at $33.25 per share before deducting underwriting discounts and commissions. Net proceeds to the Company from the offering totaled approximately $39.4 million after deducting underwriting discounts and estimated offering expenses. Concurrent with the public offering, Grumman exercised 150,000 warrants for $255,000.

  The Company's Articles of Incorporation were amended on January 30, 1997 to provide for the issuance of 50,000,000 shares of stock. 40,000,000 shares are Common Stock with a par value of $0.01 per share and 10,000,000 shares are Preferred Stock with a par value of $0.01 per share.

  On January 15, 1997, the Board of Directors adopted a shareholder rights plan. Under the plan, the Board of Directors has established a Series A Participating Preferred Stock. The number of shares constituting such series shall be the number of shares of authorized Common Stock divided by 100. The holders of the Series A Participating Preferred Stock have 100 votes for each share held by them. Holders of the Series A Participating Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Registrant, commencing after the close of business on January 31, 1997, a dividend of $1,600 per share.

NOTE 6--LEASE COMMITMENT

  In January 1997, the company completed construction of and moved into a new administrative building having approximately 60,000 square feet of office space. The cost of the building, which the company paid, was approximately $5.0 million through January 31, 1997. On January 31, 1997, the Company sold the building to its existing landlord and entered into a 15-year lease that is subject to rental adjustments every three years pursuant to an adjustment in the Consumer Price Index. In addition, the Company has also obtained a commitment from its landlord to provide financing of up to $4.0 million for leasehold improvements to its existing office and manufacturing facilities located adjacent to the new building.

NOTE 7--NET INCOME PER SHARE

  Net income per share is computed using the weighted average number of common and common equivalent shares outstanding for the three month and six month periods ended January 31, 1997 and 1996. Common equivalent shares consist of stock options and warrants using the treasury stock method except when antidilutive.

                              ETEC SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1997 AND JANUARY 31, 1996

  Revenue. Revenues are primarily comprised of sales of MEBES, CORE and ALTA systems, accessories and upgrades, and sales of technical support, maintenance and other services. The Company derives most of its revenues from the sale of a small number of systems and upgrades and any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular quarter. For example, one system, originally scheduled to be shipped in the first quarter of fiscal 1997, was delayed due to additional calibration and testing and was shipped in the second quarter of fiscal 1997.

  Product revenue increased 101% to $81.7 million from $40.6 million for the six months ended January 31, 1997 and 1996, respectively. This increase reflects the sale of six additional systems, higher average selling prices, changes in product mix, and an increase in the sales of upgrades and accessories of approximately $5.7 million.

  Service revenue increased 7% to $16.9 million from $15.7 million for the six months ended January 31, 1997 and 1996, respectively. This increase primarily reflects generally higher service activity caused by an increase in the number of systems under service contract.

  Gross Profit. The Company's gross profit on product revenue increased 119% to $42.4 million from $19.4 million for the six months ended January 31, 1997 and 1996, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 52% from 48% for the six months ended January 31, 1997 compared to the six months ended January 31, 1996. The increase in product gross margin is primarily attributable to generally higher selling prices for the Company's products and an increase in the level of sales of accessories (which tend to have higher gross margins).

  The Company's gross profit on service revenue decreased 23% to $3.7 million from $4.8 million for the six months ended January 31, 1997 and 1996, respectively. Gross margin on service revenue was 22% and 30% for the six months ended January 31, 1997 and 1996, respectively. The decreases in gross profit and gross margin reflect an investment in service personnel and training to support the number of systems serviced. The Company expects that such costs will continue to increase with the result being a further decline in service margins.

  Research, Development and Engineering. Research, development and engineering expenses, net of third-party funding under cooperative development agreements, increased 113% to $14.6 million, representing 15% of revenue, from $6.8 million, representing 12% of revenue, for the six months ended January 31, 1997 and 1996, respectively. This increase primarily reflects the Company's increased commitment to product development. Due to the Company's commitment to product development, net research, development and engineering expenses are expected to increase in future periods.

  Selling, General and Administrative. Selling, general and administrative expenses increased 32% to $12.2 million, representing 12% of revenue, from $9.2 million, representing 16% of revenue, for the six months ended January 31, 1997 and 1996, respectively. Selling, general and administrative expenses increased due to increased expenses for market development fees for the increased laser beam system sales in Asia, increased profit-sharing, the addition of selling, general and administrative expenses from the acquired Polyscan Inc., the costs of legal and accounting fees associated with a public company, and costs associated with an increase in hiring.

  Income Tax Provision. The Company recorded provisions for income taxes for the six months ended January 31, 1997 and 1996 of $6.1 million and $2.2 million, respectively. Reflected in the provision for the six months ended January 31, 1997 is a $1.1 million income tax benefit recorded as a result of releasing a portion of

                              ETEC SYSTEMS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS--(CONTINUED)
the valuation allowance previously recorded against its deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's proven ability to increase manufacturing capacity. Management has fully reserved deferred tax assets that would be realized, if at all, more than one year in the future. Because of the uncertainty of realization, management will continue to evaluate the recoverability of the Company's deferred tax assets. The provision for the quarter ended January 31, 1996 primarily reflects taxes payable by the Company's foreign subsidiaries.

  Extraordinary Loss on Early Extinguishment of Debt. During the six months ended January 31, 1996, the Company paid $5.0 million of its 10.65% senior secured notes before their due dates. As a result of this repayment, the Company recorded an extraordinary loss of approximately $300,000 related to unamortized debt issuance costs.

QUARTERS ENDED JANUARY 31, 1997 AND JANUARY 31, 1996

  Revenue. Revenues are primarily comprised of sales of MEBES, CORE and ALTA systems, accessories and upgrades, and sales of technical support, maintenance and other services. The Company derives most of its revenues from the sale of a small number of systems and upgrades and any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular quarter. For example, one system, originally scheduled to be shipped in the first quarter of fiscal 1997, was delayed due to additional calibration and testing and was shipped in the second quarter of fiscal 1997.

  Product revenue increased 93% to $45.3 million from $23.5 million for the quarters ended January 31, 1997 and 1996, respectively. This increase primarily reflects the sale of three additional systems, higher average selling prices and changes in the product mix.

  Service revenue increased 4% to $8.4 million from $8.1 million for the quarters ended January 31, 1997 and 1996, respectively. This increase primarily reflects generally higher service activity caused by an increase in the number of systems under service contracts.

  Gross Profit. The Company's gross profit on product revenue increased 121% to $23.6 million from $10.7 million for the quarters ended January 31, 1997 and 1996, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 52% from 45% for the quarter ended January 31, 1997 compared to the quarter ended January 31, 1996. The increase in product gross margin is primarily attributable to generally higher selling prices for the Company's products and an increase in the level of sales of accessories (which tend to have higher gross margins).

  The Company's gross profit on service revenue decreased 32% to $1.7 million from $2.5 million for the quarters ended January 31, 1997 and 1996, respectively. Gross margin on service revenue was 21% and 31% for the quarters ended January 31, 1997 and 1996, respectively. The decreases in gross profit and gross margin reflect an investment in service personnel and training to support the number of systems serviced. The Company expects that such costs will continue to increase with the result being a further decline in service margins.

  Research, Development and Engineering. Research, development and engineering expenses, net of third-party funding under cooperative development agreements, increased 127% to $8.1 million, representing 15% of revenue, from $3.6 million, representing 11% of revenue, for the quarters ended January 31, 1997 and 1996, respectively. This increase primarily reflects the Company's increased commitment to product development. Due to the Company's commitment to product development, net research, development and engineering expenses are expected to increase in absolute dollars in future periods.

                              ETEC SYSTEMS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS--(CONTINUED)

  Selling, General and Administrative. Selling, general and administrative expenses increased 32% to $6.3 million, representing 12% of revenue, from $4.8 million, representing 15% of revenue, for the quarters ended January 31, 1997 and 1996, respectively. Selling, general and administrative expenses increased due to increased expenses for market development fees for the increased laser beam system sales in Asia, increased profit-sharing, the addition of selling, general and administrative expenses from the acquired Polyscan Inc., the costs of legal and accounting fees associated with a public company, and costs associated with an increase in hiring.

  Income Tax Provision. The Company recorded provisions for income taxes for the quarters ended January 31, 1997 and 1996 of $4.1 million and $1.3 million, respectively.

  Extraordinary Loss on Early Extinguishment of Debt. During the quarter ended January 31, 1996, the Company paid $5.0 million of its 10.65% senior secured notes before their due dates. As a result of this repayment, the Company recorded an extraordinary loss of approximately $300,000 related to unamortized debt issuance costs.

B. LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its cash needs primarily with cash from operations, approximately $11.0 in net receipts from the sale and leaseback of the Company's Hayward, California campus in fiscal 1995, and $98.1 million from the Company's IPO and additional offerings in fiscal 1996 and fiscal 1997, $10.0 million from a private placement with Intel Corporation in fiscal 1996.

  The Company has spent approximately $9.7 million for net capital expenditures in the first six months of fiscal 1997 primarily to purchase testing and other equipment, upgrade manufacturing facilities, and implement an enterprise-wide business software system.

  The Company has budgeted a total of approximately $34.0 million for capital expenditures in fiscal 1997, approximately $10.0 million of which the Company intends to finance through operating leases.

  In April 1996, the Company commenced construction of a 60,000 square foot administrative building in Hayward, California. As of January 31, 1997, the Company had expended $5.0 million related to the new facility. The Company sold the new building in the second quarter of fiscal 1997 to the landlord of its current facility and entered into a leasing arrangement for a period of 15 years.

  As of January 31, 1997, the Company had cash and cash equivalents and marketable securities, totaling $91.5 million. The Company believes that its existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash from operations and the existing credit agreement, will provide adequate cash to fund its operations for at least the next twelve months.

 Cash Flows from Operations

  Net cash used in operating activities for the six months ended January 31, 1997 was $5.2 million compared to $8.8 million for the corresponding period in 1996.

  Cash flows from operating activities for the six months ended January 31, 1997 primarily reflected net income of $14.6 million; increases in noncash items (which included $1.9 million of depreciation and amortization, partially offset by $1.2 million of deferred taxes) and increases in accounts receivable of $28.9 million, inventory of $18.6 million, accounts payable of $3.3 million, and accrued and other liabilities of $23.3 million.

                              ETEC SYSTEMS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS--(CONTINUED)
  Cash flows used for operating activities for the six months ended January 31, 1996 primarily reflected net income of $6.2 million; increases in noncash items (which include depreciation and amortization of $1.2 million); and increases in accounts receivable of $10.8 million, inventory of $8.9 million, and accounts payable of $2.5 million.

  Fluctuations in accounts receivable, inventory, and current liabilities for the above periods were caused primarily by the timing of system orders, the timing of shipments, customer requested delivery dates, and the timing of payments to vendors. The significant increase in inventory during the quarter ended January 31, 1997 compared to July 31, 1996 was due primarily to increases in material purchases and work-in-process to meet scheduled production.

  Prior to the shipment of a system, the Company receives payment for a significant portion of the system sales price. Such payments are generally received when the Company receives an order and at various agreed-upon times when the system is being manufactured. As a result, the amount of customer advances fluctuates based on the number of systems that are on order and each system's status within the manufacturing cycle. Advances from customers decreased slightly to $23.0 million at January 31, 1997 from $24.1 million at July 31, 1996; the decreases are included in accrued and other liabilities on the Company's balance sheet.

 Financing and Investing Activities

  Net cash used in investing activities for the six months ended January 31, 1997 was $20.2 million compared to $7.9 million for the six months ended January 31, 1996. Cash flows from investing activities for the six months ended January 31, 1997 reflected net purchases of investments of $10.5 million, and increases in net capital expenditures of $9.7 million.

  Net cash provided by financing activities for the six months ended January 31, 1997 was $37.1 million compared to the six months ended January 31, 1996 of $32.9 million. The increase in net cash provided by financing activities is primarily attributable to the reduction in the amount of debt payments.

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

  In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include: potential delays in shipments or other delays in recognition of revenue from sales of product or services; cyclicity of the maskmaking and semiconductor equipment industries; potential customers' capital spending decisions of customers and prospective customers; the development, market acceptance and successful production of new products and enhancements; competitors' product introductions and enhancements; risks associated with international sales and operations; risks associated with any future acquisitions, including the Company's ability to successfully integrate acquired businesses, products, or technologies and to develop products which gain commercial acceptance; risks associated with stock market volatility; risks associated with changes in governmental laws and regulations; risks associated with a reduction in cooperative development funding; and risks associated with foreign operations, such as foreign exchange risk, import-export controls, and political risks.

                              ETEC SYSTEMS, INC.

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

  Registrant's Articles of Incorporation were amended on January 30, 1997 to provide for the issuance of 50,000,000 shares of stock. Of said shares, 40,000,000 shares are Common Stock with a par value of $0.01 per share and 10,000,000 shares are Preferred Stock with a par value of $0.01 per share. The Board of Directors has the authority, without any action by the shareholders, to fix the number of shares to be included in any series of Preferred Stock.

  On January 15, 1997, the Board of Directors of the Registrant adopted a shareholder rights plan designed to ensure fair and equal treatment for shareholders in the event of a proposed acquisition of the Registrant, by enhancing the ability of the Board of Directors to negotiate more effectively with a prospective acquiring party. Under the plan [see Exhibit 10.2], shareholder rights will be triggered if a hostile party acquires 15% of the Registrant's stock without approval of the Board of Directors.

  Under the plan, the Board of Directors has established a series of Preferred Stock designated as "Series A Participating Preferred Stock." The number of shares constituting such series shall be the number of shares of authorized Common Stock divided by 100. The holders of the Series A Participating Preferred Stock have 100 votes for each share held by them. Holders of the Series A Participating Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Registrant, commencing after the close of business on January 31, 1997, a dividend of $1,600 per share.

                              ETEC SYSTEMS, INC.
PART II--(CONTINUED)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Stockholders on December 17, 1996. Matters voted upon at the meeting included:

  1)Election of directors (listed below)

    The following directors were elected to hold office until the next Annual Meeting of Stockholders of the Company:

       DIRECTOR                                    AFFIRMATIVE NEGATIVE WITHHELD
       --------                                    ----------- -------- --------
       Stephen E. Cooper.......................... 15,953,472      0     13,184
       Edward L. Gelbach.......................... 15,953,889      0     12,767
       Catherine P. Lego.......................... 15,953,939      0     12,717
       Jack H. King............................... 15,954,139      0     12,517
       John McBennett............................. 15,947,439      0     19,217
       John Suzuki................................ 15,954,139      0     12,517
       Thomas Michael Trent....................... 15,947,139      0     19,517
       Robert L. Wehrli........................... 15,953,289      0     13,367

  2) Adoption of Corporation's Eighth Amended and Restated Articles of Incorporation to increase the authorized number of shares of Common Stock from 30,000,000 to 40,000,000 shares

      Votes in the
      affirmative:         15,728,226
      Votes in the negative:  191,560
      Votes withheld:          46,870

  3) Approval of increase in number of Common Stock shares available for issuance under the 1995 Omnibus Incentive Plan from 1,000,000 to 1,975,000 shares

      Votes in the affirmative:
      12,103,935
      Votes in the negative:
      3,787,371
      Votes withheld:          48,997
      Broker non-votes:        26,353

  4) Ratification of the appointment of Price Waterhouse LLP as independent public accountants for the Company for the fiscal year ended July 31, 1997

      Votes in the affirmative:
      15,908,540
      Votes in the negative:   29,962
      Votes withheld:          28,154

                               ETEC SYSTEMS, INC.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)The following exhibits are filed herewith:

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
   2         Eighth Amended and Restated Articles of Incorporation
  10.1       Amended and Restated Lease Agreement, dated January 31, 1997, by and between Registrant and ESI (CA) QRS 12-6, Inc.
  10.2       Rights Agreement, dated as of January 15, 1997, by and between
              Registrant and Bank of Boston, Rights Agent.
             Statements of computation of earnings per common share and
  11         equivalents.
  27         Financial Data Schedule.

See Exhibit Index on page 16.

(b)Reports on Form 8-K.

  The Company filed a current report on Form 8-K during the quarter ended January 31, 1997 reporting the adoption of a shareholder rights plan.

                               ETEC SYSTEMS, INC.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1997.

                                          ETEC SYSTEMS, INC.
                                          (Registrant)

                                          By __________________________________
                                                 /s/ Philip J. Koen, Jr.
                                                   PHILIP J. KOEN, JR.
                                             VICE PRESIDENT, CHIEF FINANCIAL
                                                         OFFICER

                               ETEC SYSTEMS, INC.

                               INDEX OF EXHIBITS

 EXHIBIT NO.                         DESCRIPTION                          PAGE
 -----------                         -----------                          ----
   2         Eighth Amended and Restated Articles of Incorporation         19
  10.1       Amended and Restated Lease Agreement, dated January 31,       22
              1997, by and between Registrant and ESI (CA) QRS 12-6,
              Inc.
  10.2       Rights Agreement, dated as of January 15, 1997, by and       106
              between Registrant and Bank of Boston, Rights Agent.
             Statements of computation of earnings per common share and
  11         equivalents.                                                 174
  27         Financial Data Schedule.                                     175