Form 10-Q
period 1997-05-02
ETEC SYSTEMS INC
filed 1997-06-16
CIK 851397

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

   FOR THE QUARTER ENDED MAY 2, 1997       COMMISSION FILE NUMBER: 0-26968

                               ----------------

                              ETEC SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEVADA                               94-3094580
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

                            26460 CORPORATE AVENUE,
                           HAYWARD, CALIFORNIA 94545
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 783-9210

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X] No [_]

  21,361,763 shares of Common Stock were outstanding as of May 29, 1997.

  This report, including exhibits, consists of 62 pages. The Index of Exhibits is found on page 17.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I--FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements...............................     3
         Consolidated Balance Sheets at April 30, 1997 and July 31, 1996.     3
         Consolidated Statements of Income for the three months and nine
          months ended April 30, 1997 and 1996...........................     4
         Consolidated Statements of Cash Flows for the nine months ended
         April 30, 1997 and 1996.........................................     5
         Notes to Consolidated Financial Statements......................     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations...........................................    10
 PART II--OTHER INFORMATION
 Item 1. Legal Proceedings...............................................   N/A
 Item 2. Changes in Securities...........................................   N/A
 Item 3. Defaults Upon Senior Securities.................................   N/A
 Item 4. Submission of Matters to a Vote of Security Holders.............   N/A
 Item 5. Other Information...............................................   N/A
 Item 6. Exhibits and Reports on Form 8-K................................    15
 Signature................................................................   16

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               ETEC SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            APRIL 30,  JULY 31,
                                                              1997       1996
                                                            ---------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 34,701   $ 44,472
  Marketable securities....................................   46,099     24,153
  Accounts receivable, less allowance for doubtful accounts
   of $1,073 and $1,102....................................   61,942     37,316
  Inventory................................................   72,794     52,135
  Other current assets.....................................    3,091      3,042
  Deferred tax assets......................................   25,670     24,508
                                                            --------   --------
    Total current assets...................................  244,297    185,626
Property, plant and equipment, net.........................   34,871     19,381
Other assets...............................................    4,231      3,864
                                                            --------   --------
                                                            $283,399   $208,871
                                                            ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..................... $  7,500   $  3,333
  Accounts payable.........................................   15,600     14,184
  Accrued and other liabilities............................   67,009     51,084
  Taxes payable............................................    8,568      5,826
                                                            --------   --------
    Total current liabilities..............................   98,677     74,427
Long-term debt, less current portion.......................      --       6,667
Deferred gain on sale of asset.............................    2,938      5,571
Other liabilities..........................................    1,791      6,329
                                                            --------   --------
   Total liabilities.......................................  103,406     92,994
                                                            --------   --------
Commitments and Contingencies
Stockholders' equity:
  Preferred Stock, par value $0.01 per share; 10,000,000
   shares authorized; none issued and outstanding..........      --         --
  Common Stock, par value $0.01 per share; 40,000,000 and
   30,000,000 shares authorized; 21,360,695 and 19,610,964
   issued and outstanding..................................      214        196
  Warrants.................................................      631      1,096
  Additional paid-in capital...............................  193,631    149,858
  Cumulative translation adjustments.......................   (1,175)       211
  Accumulated deficit......................................  (13,308)   (35,484)
                                                            --------   --------
    Total stockholders' equity.............................  179,993    115,877
                                                            --------   --------
                                                            $283,399   $208,871
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                           APRIL 30,            APRIL 30,
                                      --------------------  -------------------
                                          1997       1996       1997      1996
                                      ---------  ---------  ---------  --------
Revenue:
  Products..........................  $  61,717  $  33,358  $ 143,428  $ 73,983
  Services..........................      7,984      8,364     24,840    24,052
                                      ---------  ---------  ---------  --------
                                         69,701     41,722    168,268    98,035
                                      ---------  ---------  ---------  --------
Cost of revenue:
  Products..........................     28,827     16,399     68,102    37,606
  Services..........................      6,149      5,875     19,343    16,794
                                      ---------  ---------  ---------  --------
                                         34,976     22,274     87,445    54,400
                                      ---------  ---------  ---------  --------
Gross profit........................     34,725     19,448     80,823    43,635
                                      ---------  ---------  ---------  --------
Operating expenses:
  Research, development and engi-
   neering..........................      9,470      5,152     24,066    11,991
  Write-off of in-process technology
   acquired.........................      3,874      6,269      3,874     6,269
  Selling, general and administra-
   tive.............................      8,287      5,749     20,472    14,973
                                      ---------  ---------  ---------  --------
                                         21,631     17,170     48,412    33,233
                                      ---------  ---------  ---------  --------
Income from operations..............     13,094      2,278     32,411    10,402
Interest expense....................       (287)      (338)      (797)   (1,462)
Other income, net...................        981        543      2,802     2,143
                                      ---------  ---------  ---------  --------
Income before income tax provision
 (benefit) and extraordinary item...     13,788      2,483     34,416    11,083
Income tax provision (benefit)......      6,182    (13,213)    12,240   (11,063)
                                      ---------  ---------  ---------  --------
Income before extraordinary item....      7,606     15,696     22,176    22,146
Extraordinary loss on early extin-
 guishment of debt..................        --         --         --       (300)
                                      ---------  ---------  ---------  --------
Net income..........................      7,606     15,696     22,176    21,846
Accretion of mandatorily redeemable
 convertible preferred stock........        --         --         --      1,078
                                      ---------  ---------  ---------  --------
Net income attributable to Common
 Stockholders.......................  $   7,606  $  15,696  $  22,176  $ 20,768
                                      =========  =========  =========  ========
Per share data:
  Income before extraordinary item..  $    0.34  $    0.80  $    1.02  $   1.25
  Extraordinary loss................        --         --         --      (0.02)
                                      =========  =========  =========  ========
  Net income........................  $    0.34  $    0.80  $    1.02  $   1.23
                                      =========  =========  =========  ========
Number of weighted average common
 equivalent shares used in per share
 calculation........................     22,498     19,540     21,807    17,750
                                      =========  =========  =========  ========

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                 APRIL 30,
                                                             ------------------
                                                                1997      1996
                                                             --------  --------
Cash flows from operating activities:
Net income.................................................  $ 22,176  $ 21,846
Adjustments to reconcile net income to net cash used in op-
 erating activities:
  Extraordinary loss on early extinguishment of debt.......       --        300
  Write-off of in-process technology acquired..............     3,874     6,269
  Depreciation and amortization............................     2,996     2,165
  Deferred taxes...........................................    (1,162)  (15,401)
  Changes in assets and liabilities:
  Accounts receivable......................................   (12,021)  (19,512)
  Inventory................................................   (21,986)  (17,473)
  Other assets.............................................      (207)    1,216
  Accounts payable.........................................     2,683     6,786
  Accrued and other liabilities............................    18,628     9,285
                                                             --------  --------
    Net cash provided by (used in) operating activities....    14,981    (4,519)
                                                             --------  --------
Cash flows from investing activities:
  Purchases of marketable securities, net..................   (21,946)  (12,965)
  Capital expenditures for property and equipment, net.....   (18,219)   (7,947)
  Loan to Polyscan, Inc....................................       --       (637)
  Payment for purchase of Ebetech..........................    (4,182)      --
  New building construction costs..........................    (5,000)      --
  Proceeds from sale of plant..............................     5,000       --
                                                             --------  --------
    Net cash used in investing activities..................   (44,347)  (21,549)
                                                             --------  --------
Cash flows from financing activities:
  Repayment of debt and capital leases.....................    (2,742)  (13,099)
  (Repayment to) financing from intermediary...............   (13,842)    3,497
  Repurchase of warrants in connection with building fi-
   nancing.................................................    (2,633)      --
  Issuance of notes receivable to stockholders.............      (200)      --
  Proceeds from issuance of Common Stock...................    40,521    40,884
                                                             --------  --------
    Net cash provided by financing activities..............    21,104    31,282
                                                             --------  --------
Effect of exchange rate changes on cash....................    (1,509)     (821)
                                                             --------  --------
Net change in cash and cash equivalents....................    (9,771)    4,393
Cash and cash equivalents at the beginning of the period...    44,472    23,638
                                                             --------  --------
Cash and cash equivalents at the end of the period.........  $ 34,701  $ 28,031
                                                             ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest...................  $    727  $  1,552
                                                             ========  ========
Cash paid during the period for income taxes...............  $  7,831  $  2,513
                                                             ========  ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
Acquisition of substantially all assets and certain
 liabilities of Polyscan, Inc. in exchange for 350,000
 shares of Common Stock ...................................       --   $  3,500
                                                             ========  ========
Conversion of mandatorily redeemable convertible preferred
 stock to Common Stock.....................................       --   $ 77,475
                                                             ========  ========

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

  For the purposes of presentation, the Company has indicated its interim fiscal periods as ending April 30, 1997 and 1996. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent results for the three- and nine-month periods ended May 2, 1997 and April 26, 1996.

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

RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal year ending July 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement as of the beginning of fiscal 1996, earnings per share for the three- and nine-month periods ended April 30, 1997 and April 30, 1996, respectively, would have been as follows:

                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                             APRIL 30,          APRIL 30,
                                        ------------------- ------------------
                                           1997      1996     1997      1996
                                        --------- --------- -------- ---------
BASIC EARNINGS PER SHARE
  Income from operations before ex-
   traordinary loss.................... $    0.36 $    0.88 $   1.08 $    1.39
                                        ========= ========= ======== =========
  Extraordinary loss................... $     --  $     --  $    --  $   (0.02)
                                        ========= ========= ======== =========
  Net income........................... $    0.36 $    0.88 $   1.08 $    1.37
                                        ========= ========= ======== =========
DILUTED EARNINGS PER SHARE
Income from operations before extraor-
 dinary loss........................... $    0.34 $    0.80 $   1.02 $    1.25
                                        ========= ========= ======== =========
Extraordinary loss..................... $     --  $     --  $    --  $   (0.02)
                                        ========= ========= ======== =========
Net income............................. $    0.34 $    0.80 $   1.02 $    1.23
                                        ========= ========= ======== =========

                              ETEC SYSTEMS, INC.

CAPITALIZATION OF INTERNAL USE SOFTWARE

  The Company capitalizes certain costs related to the purchase of software for internal use and its implementation which include purchased software, consulting fees, and use of certain specified Company resources. As of April 30, 1997, approximately $9.0 million of costs associated with internal use software had been capitalized and is included in construction in process. The Company anticipates that it will commence depreciating this asset in the fourth quarter of fiscal 1997.

NOTE 2--CASH EQUIVALENTS AND MARKETABLE SECURITIES

  At April 30, 1997, the fair value of the Company's investments approximated cost. At April 30, 1997, $28.6 million of investments are included in cash and cash equivalents on the balance sheet. The investment portfolio at April 30, 1997 is comprised of money market funds, corporate debentures, asset-backed obligations, U.S. Government agency securities, certificates of deposit, commercial paper, auction-rate preferred, and municipal obligations.

NOTE 3--CERTAIN BALANCE SHEET COMPONENTS

                                                    APRIL 30, 1997 JULY 31, 1996
                                                    -------------- -------------
                                                           (IN THOUSANDS)
   Accounts receivable:
     Accounts receivable...........................    $43,690        $32,638
     Financed receivables*.........................     18,252          4,678
                                                       -------        -------
                                                       $61,942        $37,316
                                                       =======        =======
   Inventory:
     Purchased parts...............................    $21,396        $16,861
     Work-in-process...............................     40,298         25,380
     Spares........................................     11,100          9,894
                                                       -------        -------
                                                       $72,794        $52,135
                                                       =======        =======

--------
* Included in accrued and other liabilities are the amounts $18,252 and $4,678, respectively, which are due to a trading partner as a result of third-party financing arrangements.

NOTE 4--LINE OF CREDIT AMENDMENT

  In April 1997, the Company entered into an amendment to its existing credit agreement with ABN-AMRO Bank, N.V. to change its $20.0 million revolving line of credit expiring May 31, 1998 to a $50.0 million revolving line of credit expiring May 31, 1999. No amounts have been drawn under this line of credit.

NOTE 5--INCOME TAXES

  The Company recorded a provision for income taxes for the nine months ended April 30, 1997 of $12.2 million. For the nine months ended April 30, 1996, the Company recorded an income tax benefit of $11.1 million. Reflected in the provisions for the nine months ended April 30, 1997 and 1996, respectively, are $1.1 million and $15.4 million income tax benefits recorded as a result of releasing a portion of the valuation allowance previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's proven ability to increase manufacturing capacity. Management has fully reserved deferred tax assets that would be realized, if at all, more than one year in the future. Because of the uncertainty of realization, management will continue to evaluate the recoverability of the Company's deferred tax assets. The Company's provision for income taxes for the quarter ended April 30, 1997 is below the statutory rate due to the utilization of net

                              ETEC SYSTEMS, INC.

operating loss carryforwards. The provision for income taxes for the nine months ended April 30, 1996 primarily reflects taxes payable by the Company's foreign subsidiaries.

NOTE 6--STOCKHOLDERS' EQUITY

  In December 1996, the Company completed a public offering of 5,029,916 shares of Common Stock, of which 500,000 shares were issued and sold by the Company and 4,529,916 shares were sold by stockholders. In December 1996, the underwriters of the public offering exercised their option to purchase an additional 754,487 shares of Common Stock from the Company. All of these shares were sold at a price of $33.25 per share before deducting underwriting discounts and commissions. Net proceeds to the Company from the offering totaled approximately $39.4 million after deducting estimated offering expenses. Concurrent with the public offering, Grumman exercised 150,000 warrants at an aggregate price of $255,000.

  The Company's Articles of Incorporation were amended on January 30, 1997 to provide for the issuance of 50,000,000 shares of stock. Such shares include 40,000,000 shares of Common Stock with a par value of $0.01 per share and 10,000,000 shares of Preferred Stock with a par value of $0.01 per share.

  On January 15, 1997, the Board of Directors adopted a shareholder rights plan. Under the plan, the Board of Directors issued rights to acquire Series A Participating Preferred Stock. The number of shares constituting such series is equal to the number of shares of authorized Common Stock divided by 100. The holders of the Series A Participating Preferred Stock would have 100 votes for each share held by them. Holders of the Series A Participating Preferred Stock would be entitled to receive, when and as declared by the Board of Directors of the Registrant, commencing after the close of business on January 31, 1997, a dividend of $1,600 per share. No shares of Series A Participating Preferred Stock have yet been issued, as the conditions necessary for the exercise of rights have not yet occurred.

NOTE 7--NET INCOME PER SHARE

  Net income per share is computed using the weighted average number of common and common equivalent shares outstanding for the three- and nine-month periods ended April 30, 1997 and 1996. Common equivalent shares consist of stock options and warrants using the treasury stock method except when antidilutive.

NOTE 8--ACQUISITION OF EBETECH

  In March 1997, the Company's wholly-owned subsidiary, Etec Systems, Europe, acquired substantially all of the assets, properties, and business of Ebetech Electron Beam Technology GmbH from VCB, the Venture Capital Company of Siemens AG, MRS Technology, Inc. and a group of founding employees in exchange for $5.1 million. The allocation of the Company's purchase price to tangible and identifiable intangible assets and liabilities assumed was as follows (in thousands):

   Inventory............................................................ $  368
   Other current assets.................................................    328
   Other assets.........................................................    674
   In-process technology................................................  3,874
   Accounts payable and accrued expenses................................   (128)
                                                                         ------
     Total acquisition costs............................................ $5,116
                                                                         ======

  Management's estimate of the value of the in-process technology and the existing technology was prepared using an income approach methodology which considered the present value of the cash flows expected to be generated over an Asset's useful life. The amount allocated to in-process technology of $3,874 was written off in the quarter ended April 30, 1997 because of the uncertainty as to realization.

                               ETEC SYSTEMS, INC.

NOTE 9--SUBSEQUENT EVENTS

  Included in accrued and other liabilities is a $4.3 million payable to a nonprofit research and development organization for machinery and equipment acquired. In the fourth quarter of fiscal 1997, the Company repaid this liability. The Company also repaid $7.5 million of term debt that was outstanding at April 30, 1997. No gain or loss was recorded as a result of the early repayments.

                              ETEC SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

QUARTERS ENDED APRIL 30, 1997 AND APRIL 30, 1996

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

  Product revenue increased 85% to $61.7 million from $33.4 million for the quarters ended April 30, 1997 and 1996, respectively. This increase primarily reflects the sale of four additional systems, higher average selling prices, and changes in the product mix.

  Service revenue decreased 5% to $8.0 million from $8.4 million for the quarters ended April 30, 1997 and 1996, respectively.

  Gross Profit. The Company's gross profit on product revenue increased 94% to $32.9 million from $17.0 million for the quarters ended April 30, 1997 and 1996, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 53% from 51% for the quarter ended April 30, 1997 compared to the quarter ended April 30, 1996. The increase in product gross margin is primarily attributable to generally higher selling prices for the Company's products.

  The Company's gross profit on service revenue decreased 27% to $1.8 million from $2.5 million for the quarters ended April 30, 1997 and 1996, respectively. Gross margin on service revenue was 23% and 30% for the quarters ended April 30, 1997 and 1996, respectively. The decreases in gross profit and gross margin reflect an investment in service personnel and training to support the number of systems serviced. The Company expects that such costs will continue to increase with the result being a further decline in service margins.

  Research, Development and Engineering. Research, development and engineering expenses, net of third-party funding under cooperative development agreements, increased 84% to $9.5 million, representing 14% of revenue, from $5.2 million, representing 12% of revenue, for the quarters ended April 30, 1997 and 1996, respectively. This increase primarily reflects the Company's increased commitment to product development. Due to the Company's commitment to product development, net research, development and engineering expenses are expected to increase in future periods.

  Write-Off of In-Process Technology Acquired. In the third quarter of fiscal 1997, the Company acquired all of the shares of Ebetech Electron Beam Technology GmbH from VCB, the Venture Capital Company of Siemens AG, MRS Technology, Inc. and a group of founding employees for $5.1 million. The amount allocated to in-process technology of $3,874 was written off in the quarter ended April 30, 1997 because of the uncertainty as to realization.

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

  Selling, General and Administrative. Selling, general and administrative expenses increased 44% to $8.3 million, representing 12% of revenue, from $5.7 million, representing 14% of revenue, for the quarters ended April 30, 1997 and 1996, respectively. Selling, general and administrative expenses increased due to market development fees for increased laser beam system sales in Asia, increased profit-sharing, the addition of selling, general, and administrative expenses from the acquisition of Polyscan, Inc., costs associated with being a public company, and costs associated with an increase in hiring.

  Income Tax Provision (Benefit). The Company recorded a provision for income taxes for the quarter ended April 30, 1997 of $6.2 million and an income tax benefit for the quarter ended April 30, 1996 of $13.2 million. The Company's provision for income taxes for the quarter ended April 30, 1997 is below the statutory rate due to the utilization of net operating loss carryforwards.

NINE MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996

  Revenue. Product revenue increased 94% to $143.4 million from $74.0 million for the nine months ended April 30, 1997 and 1996, respectively. This increase reflects the sale of ten additional systems, higher average selling prices, changes in product mix, and an increase in the sales of upgrades and accessories.

  Service revenue increased 3% to $24.8 million from $24.1 million for the nine months ended April 30, 1997 and 1996, respectively. This increase primarily reflects generally higher service activity caused by an increase in the number of systems under service contracts.

  Gross Profit. The Company's gross profit on product revenue increased 107% to $75.3 million from $36.4 million for the nine months ended April 30, 1997 and 1996, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 53% from 49% for the nine months ended April 30, 1997 compared to the nine months ended April 30, 1996. The increase in product gross margin is primarily attributable to generally higher selling prices for the Company's products and an increase in the level of sales of accessories (which tend to have higher gross margins).

  The Company's gross profit on service revenue decreased 24% to $5.5 million from $7.3 million for the nine months ended April 30, 1997 and 1996, respectively. Gross margin on service revenue was 22% and 30% for the nine months ended April 30, 1997 and 1996, respectively. The decreases in gross profit and gross margin reflect an investment in service personnel and training to support the number of systems serviced. The Company expects that such costs will continue to increase with the result being a further decline in service margins.

  Research, Development and Engineering. Research, development and engineering expenses, net of third-party funding under cooperative development agreements, increased 101% to $24.1 million, representing 14% of revenue, from $12.0 million, representing 12% of revenue, for the nine months ended April 30, 1997 and 1996, respectively. This increase primarily reflects the Company's increased commitment to product development. Due to the Company's commitment to product development, net research, development and engineering expenses are expected to increase in future periods.

  Write-Off of In-Process Technology Acquired. In the third quarter of fiscal 1997, the Company acquired all of the shares of Ebetech Electron Beam Technology GmbH from VCB, the Venture Capital Company of Siemens AG, MRS Technology, Inc. and a group of founding employees for $5.1 million. The amount allocated to in-process technology of $3,874 was written off in the quarter ended April 30, 1997 because of the uncertainty as to realization.

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

  Selling, General and Administrative. Selling, general and administrative expenses increased 37% to $20.5 million, representing 12% of revenue, from $15.0 million, representing 15% of revenue, for the nine months ended April 30, 1997 and 1996, respectively. Selling, general and administrative expenses increased due market development fees for increased laser beam system sales in Asia, increased profit-sharing, the addition of selling, general, and administrative expenses from the acquisition of Polyscan, Inc., costs associated with being a public company, and costs associated with an increase in hiring.

  Income Tax Provision (Benefit). The Company recorded a provision for income taxes for the nine months ended April 30, 1997 of $12.2 million. For the nine months ended April 30, 1996, the Company recorded an income tax benefit of $11.1 million. Reflected in the provisions for the nine months ended April 30, 1997 and 1996, respectively, are $1.1 million and $15.4 million income tax benefits recorded as a result of releasing a portion of the valuation allowance previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's proven ability to increase manufacturing capacity. Management has fully reserved deferred tax assets that would be realized, if at all, more than one year in the future. Because of the uncertainty of realization, management will continue to evaluate the recoverability of the Company's deferred tax assets. The Company's provision for income taxes for the quarter ended April 30, 1997 is below the statutory rate due to the utilization of net operating loss carryforwards. The provision for income taxes for the nine months ended April 30, 1996 primarily reflects taxes payable by the Company's foreign subsidiaries.

  Extraordinary Loss on Early Extinguishment of Debt. During the nine months ended April 30, 1996, the Company paid $5.0 million of its 10.65% senior secured notes before their due dates. As a result of this repayment, the Company recorded an extraordinary loss of approximately $300,000 related to unamortized debt issuance costs.

B. LIQUIDITY AND CAPITAL RESOURCES

  Since the beginning of fiscal 1994, the Company has financed its cash needs primarily with cash from operations, approximately $16.0 in net receipts from the sale and leaseback of the Company's Hayward, California facilities in fiscal 1997 and fiscal 1995, $98.1 million from the Company's IPO and additional public offerings in fiscal 1996 and fiscal 1997, and $10.0 million from a private placement with Intel Corporation in fiscal 1996.

  The Company has spent approximately $18.2 million for net capital expenditures in the first nine months of fiscal 1997 primarily to purchase testing and other equipment, upgrade manufacturing facilities, and implement an enterprise-wide business software system.

  The Company has budgeted a total of approximately $34.0 million for capital expenditures in fiscal 1997, approximately $10.0 million of which the Company has financed or intends to finance through operating leases.

  As of April 30, 1997, the Company had cash and cash equivalents and marketable securities, totaling $80.8 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash from operations and amounts available under the existing revolving line of credit, will provide adequate cash to fund its operations for at least the next twelve months.

  In the fourth quarter of fiscal 1997, the Company repaid $7.5 million of term debt and a $4.3 million liability to a nonprofit research and development organization for machinery and equipment acquired.

CASH FLOWS FROM OPERATIONS

  Net cash provided by operating activities for the nine months ended April 30, 1997 was $15.0 million, compared to net cash used in operating activities of $4.5 million for the corresponding period in 1996.

  Cash flows from operating activities for the nine months ended April 30, 1997 primarily reflected net income of $22.2 million; adjusted by noncash items (which include $1.2 million of deferred taxes, partially offset by depreciation and by amortization of $3.0 million and the write-off of in-process technology acquired of $3.9 million); and increases in accounts receivable of $12.0 million, inventory of $22.0 million, accounts payable of $2.7 million and accrued and other liabilities of $18.4 million.

  Cash flows from operating activities for the nine months ended April 30, 1996 primarily reflected net income of $21.8 million; adjusted by noncash items (which include $15.4 million of deferred taxes, partially offset by depreciation and amortization of $2.2 million and the write-off of in-process technology acquired of $6.3 million); and increases in accounts receivable of $19.5 million, inventory of $17.5 million, accounts payable of $6.8 million, and accrued and other liabilities of $9.3 million.

  Fluctuations in accounts receivable, inventory, and current liabilities for the above periods were caused primarily by the timing of system orders, the timing of shipments, customer requested delivery dates, and the timing of payments to vendors. The significant increase in inventory from July 31, 1996 to April 30, 1997 was due primarily to increases in material purchases and work-in-process to meet scheduled production.

  Prior to the shipment of a system, the Company receives payment for a portion of the system sales price. Such payments are generally received when the Company receives an order and at various agreed-upon times while the system is being manufactured. As a result, the amount of customer advances fluctuates based on the number of systems that are on order and each system's status within the manufacturing cycle. Advances from customers decreased to $14.4 million at April 30, 1997 from $24.1 million at July 31, 1996; the decreases are included in accrued and other liabilities on the Company's balance sheet.

FINANCING AND INVESTING ACTIVITIES

  Net cash used in investing activities for the nine months ended April 30, 1997 was $44.3 million compared to $21.6 million for the nine months ended April 30, 1996. Cash flows from investing activities for the nine months ended April 30, 1997 reflected net purchases of marketable securities of $22.0 million, net capital expenditures of $18.2 million, and payment for the purchase of Ebetech of $4.2 million. Cash flows from investing activities for the nine months ended April 30, 1996 primarily reflected net purchases of marketable securities of $13.0 million and net capital expenditures of $7.9 million.

  Net cash provided by financing activities for the nine months ended April 30, 1997 was $21.4 million compared to the nine months ended April 30, 1996 of $31.3 million. The decrease in net cash provided by financing activities is primarily attributable to the repayment of intermediary financing.

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

  In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include: potential delays in shipments; cyclicity of the maskmaking and semiconductor equipment industries; the capital spending decisions of customers or potential customers; the development, market acceptance and successful production of new products and enhancements; competitors' product introductions and enhancements; risks associated with acquisitions, including the Company's ability to successfully integrate acquired businesses, products, or technologies; risks associated with stock market volatility; risks associated with a reduction in cooperative development funding; and risks associated with foreign operations, such as foreign exchange risk, import-export controls, and political risks.

                               ETEC SYSTEMS, INC.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed herewith:

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
 10.1        Share Purchase Agreement dated March 13/14, 1997 by and between
             Registrant, SXR-2 Vermogensverwaltungsgesellschaft mbH, Ebetech
             Electron Beam Technology Vertriebs GmbH and the Selling
             Shareholders named therein
 10.2        First Amendment to Credit Agreement dated April 23, 1997 by and between Registrant, the Lenders named therein, and ABN AMRO Bank
             N.V. amending Credit Agreement dated May 24, 1996
 11          Statement of computation of earnings per common share and
             equivalents
 27          Financial Data Schedule

  See Exhibit Index on page 17.

(b) Reports on Form 8-K.

  The Company filed a current report on Form 8-K on March 25, 1997 reporting the acquisition of Ebetech Electron-Beam Technology GmbH.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 1997.


                                          ETEC SYSTEMS, INC.(Registrant)

                                                   /s/ Edward B. Quigley
                                          By:__________________________________
                                               Edward B. Quigley Controller,
                                                 Chief Accounting Officer

                               INDEX OF EXHIBITS

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
 10.1        Share Purchase Agreement dated March 13/14, 1997 by and
             between Registrant, SXR-2 Vermogensverwaltungsgesellschaft
             mbH, Ebetech Electron-Beam Technology Vertriebs GmbH and
             the Selling Shareholders named therein                         18
 10.2        First Amendment to Credit Agreement dated April 23, 1997 by and between Registrant, the Lenders named therein, and ABN
             AMRO Bank N.V. amending Credit Agreement dated May 24, 1996    48
 11          Statement of computation of earnings per common share and
             equivalents                                                    61
 27          Financial Data Schedule                                        62