Form 10-K
period 1997-07-31
ETEC SYSTEMS INC
filed 1997-10-24
CIK 851397

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1997         COMMISSION FILE NUMBER: 0-26968

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.01 PAR VALUE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's Common Stock held by nonaffiliates on October 15, 1997 (based upon the average of the high and low sales prices of such stock as of such date) was approximately $1.2 million.

  As of October 15, 1997, 21,875,934 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 2, 1997 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

  This report, including exhibits, consists of 78 pages. The Index of Exhibits is found on page 50.

                               ETEC SYSTEMS, INC.
                        FOR THE YEAR ENDED JULY 31, 1997

                                     PART I

Item 1.   Business..............................................................................   3
Item 2.   Properties............................................................................  12
Item 3.   Legal Proceedings.....................................................................  12
Item 4.   Submission of Matters to a Vote of Security Holders...................................  12
          Executive Officers of the Registrant..................................................  13

                                    PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters..................  15
Item 6.   Selected Consolidated Financial Data..................................................  16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  18
Item 8.   Financial Statements and Supplementary Data...........................................  26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  48

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant....................................  49
Item 11.  Executive Compensation................................................................  49
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  49
Item 13.  Certain Relationships and Related Transactions........................................  49

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................  50

  MEBES(R), CORE(R), Etec(R), the Etec logo, Polyscan(TM), and ALTA(R) are trademarks of the Company. This Annual Report also includes trademarks and trade names of other companies.

                                    PART I

ITEM 1. BUSINESS

  This item contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. In addition to other risks and uncertainties described in this document, certain risks and uncertainties that could affect the Company's financial results include the following: potential delays in shipments; cyclicity of the maskmaking and semiconductor equipment industries; the capital spending decisions of customers and potential customers; the development, market acceptance and successful production of new products and enhancements; competitors' product introductions and enhancements; risks associated with acquisitions, including the Company's ability to successfully integrate acquired businesses, products, or technologies; risks associated with stock market volatility; risks associated with a reduction in cooperative development funding; and risks associated with foreign operations, such as foreign exchange risk, import-export controls, and political risks.

GENERAL DEVELOPMENT OF BUSINESS

  Etec Systems, Inc. ("Etec" or the "Company") is a world leader in the production of photomask ("mask") pattern generation equipment for the semiconductor industry. Etec designs, develops, manufactures and markets equipment that produces high precision photomasks, which are used to print circuit patterns onto semiconductor wafers.

  Etec was incorporated in 1989 to effect a leveraged buyout in 1990 of the former Electron Beam Technology Division of The Perkin-Elmer Corporation, which was itself the continuation of a business commenced in 1970.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Financial information about industry segments is set forth in Note 11 to the Consolidated Financial Statements titled "Geographic Reporting and Customer Concentration" in Part II, Item 8.

NARRATIVE DESCRIPTION OF BUSINESS

 Products and Services

  Etec's products consist of electron beam and laser beam maskmaking systems. The Company's systems are designed to provide a low cost of production through high performance, reliability, and ease of maintenance. In addition, the Company's systems have modular designs to facilitate retrofitting. The Company is the only maskmaking equipment manufacturer currently offering both electron beam and laser beam systems. The Company believes that this represents an important competitive advantage, as the different performance and cost characteristics of electron beam and laser beam systems permit it to cover a broad range of technical requirements and cost sensitivities for its customers. Etec sells its MEBES electron beam systems and its ALTA laser beam systems at prices currently ranging from approximately $3.0 million to approximately $11.7 million each, and accessories and upgrades at prices currently ranging from less than $0.4 million to approximately $7.2 million each. The Company also derives significant revenues from service and support of its installed base of systems. The Company believes that over 280 commercial electron beam and laser beam mask pattern generation systems are currently installed worldwide, of which approximately 190 have been produced by Etec.

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

  The Company also sells a variety of hardware and software packages, which are designed to enhance the performance of previously installed MEBES and CORE systems. For example, the Company markets retrofit "suites" that upgrade MEBES III and IV systems to higher performance systems, such as MEBES 4000, MEBES 4500, or MEBES 4500S systems. In addition, the Company sells accessories to enhance the performance of the MEBES 4500 system itself, such as a robotic loading module to automate mask loading and a two-cassette load chamber to permit faster evacuation of the finished mask from the load chamber. Accessories are currently priced at less than $0.4 million, and upgrades currently range in price from approximately $1.2 million to $7.2 million. From time to time, the Company also repurchases, refurbishes, and resells a limited number of systems.

  The Company's warranty obligations for its systems generally cover a 12-month period beginning upon final customer acceptance. However, most customers have requested service and support beyond the warranty period, and Etec has historically derived significant revenues from annual service and maintenance for its installed base of systems. Approximately 130 of the Company's systems are currently serviced under one-year contracts with Etec. Most customers request a comprehensive package of service and support that includes a variety of spare parts (excluding electron guns, laser sources, and other more expensive parts) and support from an on-site Etec field engineer. Service revenues were approximately $34.4 million, $32.7 million, and $31.5 million, in fiscal 1997, fiscal 1996, and fiscal 1995, respectively.

 Customers

  The Company's customers include both captive and commercial (or "merchant") mask shops. Semiconductor manufacturers employ their captive capabilities largely to supply portions of their own requirements for masks, while merchant mask shops sell masks to a variety of semiconductor device manufacturers. Repeat sales to existing customers represent a significant portion of the Company's product revenues, and the Company believes that its installed base of approximately 190 systems represents a significant competitive advantage.

  Historically, the Company has sold a significant proportion of its systems to a limited number of customers. Financial information about customer concentration is set forth in Note 11 of Notes to the Consolidated Financial Statements in Part II, Item 8. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition, and results of operations.

 Sales and Marketing

  Etec markets and distributes its products directly into its primary markets which consist of North America, Japan, South Korea, Taiwan and Europe. The Company maintains sales offices in California, Japan, France, South Korea and Taiwan. Customers in Southeast Asia, China and India are currently covered by sales representatives, with assistance from the sales and marketing staff in California. The Company's agreements with its sales representatives are terminable upon 90 days' notice by either party.

  Because of the significant investment required to purchase Etec's systems and their highly technical nature, the sales cycle is complex, requiring interaction with several levels of the customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the sales cycle can be as long as 12 to 18 months. Installing and integrating maskmaking equipment requires a substantial investment by a customer. Purchase decisions are generally made at a high level within the customer's organization, and the sales process involves broad participation across the Etec organization, from the Chief Executive Officer to the engineers who designed the product.

 Backlog

  The Company's backlog for products was approximately $158.6 million, $147.6 million, and $65.2 million at July 31, 1997, 1996, and 1995, respectively.
Etec defines backlog to include only those systems, accessories, and upgrades, with respect to which a written purchase order or agreement has been received and a delivery schedule has been specified for product shipment at some time during the next twelve months. Cancellations prior to 30 days before estimated shipment generally require payments of up to 50% of the purchase price. Cancellation within the 30 days prior to the estimated shipment date are generally not permitted. However, orders have occasionally been rescheduled by the customer without compensatory payments. Accordingly, backlog is not necessarily representative of future sales.

 Product Development

  Etec invests heavily in research and development, primarily in electron beam and laser beam imaging, high-speed data retrieval, processing and delivery electronics, measurement and positioning systems, and software development. Research and development expenses, net of funding under cooperative development agreements, were $34.4 million, $17.4 million, and $10.5 million, in fiscal 1997, fiscal 1996, and fiscal 1995, respectively, representing 14%, 12%, and 13% of revenues, respectively.

  Historically, governmental and private sources have funded a significant portion of Etec's product development efforts. Governmental and quasi-governmental agencies such as the Department of Defense Advanced Research Projects Agency ("DARPA") and SEMATECH have supported Etec as a primary supplier of pattern-generation technologies to the U.S. semiconductor industry, although such funding declined significantly from fiscal 1994 to fiscal 1997, due to the completion of major development projects. For the years ended July 31, 1997 and 1996, $2.0 million and $0.7 million, respectively, of funds received under cooperative development agreements were applied against research, development and engineering expenses. Included in the $2.0 million during fiscal 1997 is $1.5 million of funding which was recognized in the fourth quarter of fiscal 1997 following completion of the first milestone under a multi-million dollar research and development agreement. Excluding these cost reimbursements, gross research, development and engineering spending was $36.4 million and $18.1 million in the years ended July 31, 1997 and 1996, respectively. The increase primarily reflects the Company's increased commitment to product development. Due to the Company's commitment to product development, research, development and engineering expenses, net of third-party funding, are expected to increase in future periods.

 Supply of Materials and Purchased Components

  Although the Company manufactures some of the components and subassemblies used in its systems, many are purchased from unaffiliated subcontractors, typically to the Company's specifications. None of the Company's suppliers is obligated to provide the Company with any specific quantity of components or subassemblies over any specific period. Most of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. In particular, the Company relies on sole-source suppliers for its MEBES systems' electron beam sources, high-voltage power supplies, certain lasers, lenses, and other critical components, each of which is required for the production of the Company's systems. The Company's systems are designed to provide a low cost of production through high performance, reliability, and ease of maintenance. To date, the Company has generally been able to obtain adequate, timely delivery of critical subassemblies and components, although it has experienced occasional delays. The manufacture of certain components and subassemblies is very complex and requires long lead times. Any inability to obtain adequate, timely deliveries of subassemblies and components could prevent the Company from meeting scheduled shipment dates, which could damage relationships with current and prospective customers and, as a result, materially adversely affect the Company's business, financial condition, and results of operations.

 Competition

  The maskmaking equipment industry is highly competitive. The Company believes that the principal competitive factors in this industry are product performance, service, and technical support, including system price, speed, reliability, ease of upgrade, and the customer's cost of production as a result of these and other factors. The Company believes that it presently competes favorably with respect to each of these factors.

Management also believes that the size of Etec's installed base and the compatibility of its various products provide a significant competitive advantage due to customers' desires for compatible mask layers and data formats. However, the Company believes that to remain competitive, it will require significant financial resources to invest in new product development, to introduce next-generation systems on a timely basis, to expand and upgrade its manufacturing capacity and to maintain customer service and support centers worldwide.

  The Company currently experiences competition worldwide from a number of foreign and domestic manufacturers, including Hitachi, Ltd. and JOEL, Ltd. ("Japan Electron Optical Laboratory"). Most of the Company's competitors have substantially greater financial resources than the Company and extensive engineering, manufacturing, marketing, and customer service and support capabilities. There can be no assurance that competitive pressures will not have a material adverse effect on the Company's business, financial condition, or results of operations.

 Patents and Other Proprietary Rights

  Etec holds over 50 United States patents expiring on various dates from 1999 through 2012, with corresponding patents and patent applications claiming prior right from U.S. patent applications for most such patents in Japan, South Korea, the European Community, and Canada. In the field of electron beam lithography, Etec owns patents and/or patent applications directed to electron guns, ion pumps, particle beam systems, deflection assemblies, calibration and measurement processes, and addressing and writing schemes. In the field of laser beam lithography, Etec owns patents and/or patent applications directed to scanning optics, laser pattern generation, and rasterization schemes. Etec also has 16 pending U.S. patent applications and over 45 pending patent applications in other countries. There can be no assurance that any of these applications will be allowed or that any of the allowed applications will be issued as patents.

  Etec has five registered U.S. trademarks. In addition to patent and trademark protection, the Company relies on the laws of unfair competition, copyright, and trade secrets to protect its proprietary rights. The Company has entered into confidentiality and invention assignment agreements with its employees and consultants that are designed to limit access to, and disclosure or use of, the Company's proprietary information.

  Semiconductor-related industries have experienced substantial litigation regarding patent and other intellectual property rights. As is typical in the industry, the Company has from time to time received, and may in the future receive, communications from third parties alleging infringements of patents and other intellectual property rights. No assurance can be given that additional infringement claims by third parties will not be asserted. In the future, protracted litigation may be necessary to defend the Company against alleged infringement of others' rights. Any such litigation, even if ultimately successful in defense of the Company, could result in substantial cost and diversion of time and effort by management, which by itself could have a material adverse effect on the Company's business, financial condition, and results of operations. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities (including treble damages under certain circumstances), require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

 Governmental Regulations and Industry Standards

  The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances as well as, for Europe, certain packaging or take-back packaging requirements. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained or is in the process of obtaining all material environmental permits necessary to conduct its business. The Company currently maintains groundwater monitoring wells at its Hayward, California campus. However, it has discontinued monitoring due to the concurrence of the California Regional Water Quality Board with the Company's proposal to cease groundwater monitoring at the site.

  The Company's products and worldwide operations are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, recent European Union ("EU") regulations relating to electromagnetic fields, electrical power, and human exposure to laser radiation require Conformite Europeenne("CE") mark certification for shipments of electronic products to Europe. This includes shipments of laser beam and electron beam products into the 15 European Union countries. The Company's existing products require modification to meet current and prospective EU regulations.

  The Company is currently pursuing product design activities to obtain CE certification, without any exception, on the CORE and ALTA laser beam product lines. The Company is also actively pursuing the CE certification for its current MEBES product lines. No assurance can be given that the Company will obtain such certification. If the Company is unable to comply with these EU regulations, the Company could be barred from selling its products directly or through its customers to users located in member countries of the EU. A disruption in or loss of sales to the Company's European customers could adversely affect the Company's overall customer relationships and results of operations. In addition, numerous domestic semiconductor manufacturers and independent mask shops, including certain of the Company's customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products currently comply with all material governmental health and safety regulations, except for the EU regulations described above, and with the voluntary industry standards currently in effect. In part because the scope of future regulations and standards cannot be predicted, there can be no assurance that the Company will be able to comply with any future regulation or industry standard. Noncompliance could result in governmental restrictions on sales or reductions in customer acceptance of the Company's products. Compliance may also require significant product modifications, potentially resulting in increased costs and impaired product performance.

  Certain of the Company's products may not be sold outside of the United States except pursuant to an export license from the United States Department of Commerce. While the Company has not experienced significant delays in obtaining such licenses for major markets, there can be no assurance that future sales will not be subject to delay due to export license or other regulatory requirements.

 Environmental Regulations

  The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained or is in the process of obtaining all material environmental permits necessary to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation or abatement equipment, or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal, or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

 Employees

  As of September 30, 1997, Etec had 902 full-time employees. None of the employees is governed by a collective bargaining agreement, and the Company believes that its relations with its employees are good. The Company's financial performance will depend significantly upon the continued contributions of its officers and key management, technical, sales and support personnel, many of whom would be difficult to replace. In addition, the Company believes that certain of its former employees currently provide services or technical support to the Company's customers or competitors. There can be no assurance that the Company will be successful in attracting or retaining qualified personnel.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  Financial information regarding geographic operations is set forth in Note 11 of Notes to the Consolidated Financial Statements in Part II, Item 8.

ADDITIONAL RISK FACTORS

 Cyclicity of the Maskmaking and Semiconductor Industries

  The Company's operating results depend on capital expenditures by maskmakers, which in turn depend on the current and anticipated demand for masks, integrated circuits made from masks, and products that use such integrated circuits. Although the semiconductor industry has experienced significant growth in recent years, there can be no assurance that such growth will be sustained. The overall semiconductor industry has been, and is likely to continue to be, cyclical with periods of oversupply. A downturn in the demand for semiconductors would likely reduce the demand for masks and could reduce the demand for the Company's maskmaking equipment. The Company's ability to reduce expenses in response to any such downturn is limited by its need for continued investment in research and development and in customer service and support. Previous downturns in capital investment by the maskmaking industry have materially adversely affected the Company's business, financial condition, and results of operations in prior periods, and future downturns may have similar material adverse effects. In addition, due to changes in semiconductor manufacturing technology, the demand for maskmaking equipment has at times been depressed while the demand for semiconductor devices has remained strong. A downturn in demand for maskmaking equipment would have a material adverse effect on the Company's business, financial condition, and results of operations.

 Fluctuations in Operating Results

  The Company derives most of its annual revenues from the sale of a small number of systems and upgrades at prices currently ranging from approximately $3.0 million to $11.7 million each for systems, and from approximately $1.2 million to $7.2 million each for upgrades. As a result, any delay in the recognition of revenue for a single system or upgrade could have a material adverse effect on the Company's results of operations for a given accounting period. For example, a system shipment planned for the first quarter of fiscal 1997 was delayed due to additional calibration and testing and was shipped in the second quarter causing the Company to miss its revenue and earnings plan for the first quarter of fiscal 1997.

  The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate quarterly and annually due to a variety of factors, including the cyclicity of the maskmaking and semiconductor industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment reschedulings, market acceptance of the Company's products, fluctuations in the grant and funding of development contracts, consolidation of mask shops, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of product revenues and service revenues, the timing of payments of sales commissions, the availability of components and subassemblies, changes in product development costs, expenses associated with acquisitions, and exchange rate fluctuations. In any particular period, average gross margin per system shipped may vary significantly depending on the types of systems shipped, the specific configuration of each shipped system, and potential differences in selling prices among systems ordered at different times.

 Importance of Recently Introduced Products

  The Company's future success depends upon the market's acceptance of new generations of its systems. The Company commenced shipment of its MEBES 4500S in April 1997 and its ALTA 3500 system in October 1997. The MEBES 4500S is a new 0.25 micron pattern generation ("PG") tool. The MEBES 4500S offers significant performance improvements over its predecessor, the MEBES 4500 (which was the most advanced PG tool in the world) such as higher throughput and improved printing quality. The ALTA 3500 system is the next generation of scanned-laser systems to produce masks for production of 0.25 micron devices. The Company commenced shipments of its MEBES 4500 electron beam systems in June 1995 and of its ALTA 3000 laser beam systems in June 1994, both of which are targeted at the 0.25- to 0.35- micron generation of semiconductor devices currently in pilot production and under development. The Company has limited experience with the production of the MEBES 4500S, MEBES 4500, ALTA 3500, and ALTA 3000 systems. Any technical or manufacturing difficulties with these systems or subsequent generations of the Company's systems would have a material adverse effect on the Company's business, financial condition and results of operations. During fiscal 1997 and 1998, the Company has invested and will be investing heavily in research and development of new products which could become the principal generators of the Company's revenues. Accordingly, any technical or manufacturing difficulties with newly introduced systems would have a material adverse effect on the Company's business, financial condition, and results of operations.

 Rapid Technological Change; Dependence on Product Development

  The semiconductor industry in general, and the maskmaking industry in particular, are characterized by rapid technological change and evolving industry standards. The failure to develop, manufacture, and market new products, or to enhance existing products, would have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will continue to be successful in selecting, developing, manufacturing, and marketing new products or enhancements of existing products.

 Dependence on Key Suppliers; Availability of Critical Components

  The Company does not maintain any long-term supply agreements with any of its suppliers, and the majority of the critical components and subassemblies included in the Company's products are obtained from sole-source suppliers or a limited group of suppliers. The manufacture of certain components and subassemblies is very complex and requires long lead times. The Company's systems cannot be produced without certain sole-sourced, critical components. Alternative suppliers for many of these components may not be readily available, and no substantial increase in the number of alternative suppliers is anticipated. In addition, the Company intends to rely to an increasing degree on outside suppliers because of their specialized expertise in component fabrication and subsystem assembly. However, some of the Company's suppliers may be unwilling or unable to produce sufficient volumes of key components to keep pace with the demand for the Company's systems and upgrades, or to permit the Company to provide customers with an adequate supply of spare parts.

  The Company's reliance on a limited group of suppliers, and particularly on sole source suppliers, involves several risks, including the potential inability to obtain an adequate supply of components and reduced control over pricing and delivery time. To date, the Company has generally been able to obtain adequate, timely delivery of critical subassemblies and components, although it has experienced occasional delays. Due to occasional shortfalls in supply, the Company has from time to time attempted to develop and manufacture critical parts and subassemblies. In addition, the Company is attempting to modify product designs to avoid the use of currently obsolete electronic components. For example, certain components in the Company's MEBES systems were designed for the MEBES system architecture, which was developed over 20 years ago. In addition, the ALTA data path and portions of the CORE system contain components that have been, or are being, discontinued due to obsolescence. There can be no assurance that delays or shortages caused by suppliers will not occur in the future or that the Company will be successful in developing critical components internally or in modifying product designs to avoid the use of obsolete components. Any inability to obtain adequate, timely deliveries of subassemblies and components could prevent the Company from meeting scheduled shipment dates, which could damage relationships with current and prospective customers and, as a result, materially adversely affect the Company's business, financial condition, and results of operations. Future shortages of components from these limited sources could also require the Company to expend resources on internal parts development and production, or to alter product designs, which could have a material adverse effect on the Company's business or operations.

 Limited Manufacturing Capacity

  The Company's systems have a large number of components and are highly complex. The Company has experienced delays from time to time in manufacturing and delivering its systems and upgrades and may experience similar delays in the future. Any inability to manufacture and ship systems or upgrades on schedule could adversely affect the Company's relationships with its customers and thereby materially adversely affect the Company's business, financial condition, and results of operations.

  The Company's ability to increase its manufacturing capacity in response to an increase in demand is limited given the complexity of the manufacturing process, facility constraints, the lengthy lead time necessary to obtain critical components and the need for highly skilled personnel. The failure of the Company to keep pace with customer demand could lead to extensions of delivery times, which could deter customers from placing additional orders, and could adversely affect product quality. In an effort to keep pace with customer demand and to shorten delivery times, the Company is outsourcing significant subassemblies, is performing vendor certifications, is partnering to reduce lead times on critical components, and is attempting to standardize its bills of materials. Additionally, the Company is attempting to attract additional skilled personnel. There can be no assurance that these efforts will be successful in increasing the Company's manufacturing capacity.

  The Company conducts all of its manufacturing activities at its leased facilities in Hayward, California and Beaverton, Oregon. The Company's Hayward campus is located in a seismically active area. Although the Company maintains business interruption insurance, a major catastrophe (such as an earthquake or other natural disaster) at the Hayward or Beaverton sites could result in a prolonged interruption of the Company's business. All of the Company's electron beam systems are produced in Hayward, and all of its ALTA laser beam systems are produced in Beaverton. Neither facility is equipped to produce the type of system produced by the other.

 Dependence on Key Employees

  The Company's operating results will depend significantly upon the continued contributions of its officers and key management, engineering, manufacturing, marketing, customer support, and sales personnel, many of whom would be difficult to replace. The Company does not have an employment agreement with any of its employees or maintain key person life insurance with respect to any employee. The loss of any key employee could have a material adverse effect on the Company's business, financial condition, and results of operations. Employees of the Company are currently required to enter into a confidentiality agreement as a condition of their employment. However, these agreements do not expressly prohibit the employees from competing with the Company after leaving its employ, and certain of its former employees currently provide services or technical support to the Company's customers or to its competitors.

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

  In March 1997, the Company's wholly-owned subsidiary, Etec Holding Co. GmbH, acquired substantially all of the assets, properties, and business of Ebetech Electron Beam Technology GmbH ("Ebetech") from VCB (the Venture Capital Company of Siemens AG), MRS Technology, Inc. and a group of founding employees in exchange for $4.7 million, net of cash acquired, and the issuance of a note payable of $0.5 million. Ebetech (renamed "Etec EBT") is engaged in the development and production of focused electron-beam test systems for components such as printed circuit boards and multichip modules.

  In February 1996, Etec Polyscan, Inc. ("Etec Polyscan"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Polyscan, Inc. ("Polyscan") a development-stage company based in Tucson, Arizona that designs and develops laser direct imaging systems for printed circuit board and multichip module applications, for 350,000 shares of the Company's Common Stock. Etec Polyscan has received orders for systems, but has not yet shipped a product, and has incurred losses since its inception. The Company expects that Etec Polyscan will continue to incur losses for the foreseeable future. The Company has never operated in the market segments targeted by Etec Polyscan.

  There can be no assurance that the Company will be able to integrate Etec Polyscan or Etec EBT into its current business operations, or will be able to integrate either subsidiary's technology into the Company's product development strategy or to market and sell their products successfully, or that their businesses will ever become profitable. There can be no assurance of the effect of any future acquisition on the Company's business or operating results.

 Volatility of Stock Price

  Since the Company's initial public offering in October 1995, the price of the Company,s Common Stock has fluctuated widely, with sales prices on the Nasdaq National Market ranging from $7.75 to $69.125. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the maskmaking and semiconductor industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by the Company or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights, and changes in the Company's relationships with customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market, in general, has experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

 International Sales and Operations

  Sales to customers in countries other than the United States accounted for 36%, 45%, and 44% of revenues in fiscal 1997, fiscal 1996, and fiscal 1995, respectively, with an additional 36%, 21%, and 16% of revenues, respectively, attributable to sales in the United States for shipment abroad. See Note 11 of Notes to Consolidated Financial Statements for segment information. The Company anticipates that international sales will continue to account for a significant portion of revenues for the foreseeable future. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition, or results of operations. In particular, although the Company's international sales are primarily denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition, and results of operations.

ITEM 2. PROPERTIES

  The Company currently leases the major facilities described below:

                            APPROXIMATE
 LOCATION                 SQUARE FOOTAGE   USE
 --------                 --------------   ---
 Hayward, California.....     210,000      Design, development and manufacture of electron beam systems;
                                           corporate offices.
 Beaverton, Oregon.......      70,000      Design, development and manufacture of laser systems.
 Tucson, Arizona.........      44,000      Design and development of ultraviolet laser direct imaging systems.
 Munich, Germany.........      16,000      Office, warehouse and manufacturing space for Etec EBT
                                           (development of electron beam test systems) and offices for sales and service operations in Germany.

  The Company also leases sales and service offices in France, Japan, South Korea, and Taiwan. The Company has entered into an agreement to purchase additional land in Oregon where it plans to construct a new facility to meet development and manufacturing requirements for its advanced laser mask pattern generation products. The Company also intends to expand the Hayward facility to increase manufacturing capacity.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table lists the names, ages and positions held with the Company of all executive officers of the Company. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

  The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors are as follows:

NAME                     AGE POSITION
----                     --- --------
Stephen E. Cooper.......  51 Chairman of the Board, President and Chief Executive Officer
Frank E. Abboud.........  37 Vice President, Product Development
William D. Cole.........  42 Vice President, Worldwide Sales and Customer Support
Trisha A. Dohren........  51 Vice President, Corporate Services
Mark A. Gesley..........  42 Vice President, Technology Development
William D. Snyder.......  53 Vice President, Chief Financial Officer
Takeshi (John) Suzuki...  59 President, Etec Japan and Director
Paul A. Warkentin.......  44 Senior Vice President, Chief Operating Officer

  Mr. Cooper joined Etec as President and Chief Operating Officer in January 1993 and was named Chief Executive Officer in July 1993. He was initially appointed to the Board of Directors in March 1993 and became Chairman of the Board in April 1995. Before joining Etec, Mr. Cooper served on a start-up team for Forecast Systems, a software developer, from 1990 to 1992. From 1987 to 1990, Mr. Cooper served as President and Chief Executive Officer of Bipolar Integrated Technology, a manufacturer of bipolar emitter coupled logic semiconductors. From 1980 to 1987, Mr. Cooper held various positions, including President and Chief Operating Officer, with Silicon Systems, Inc., a manufacturer of analog/digital semiconductors. From 1973 to 1980, Mr. Cooper held various engineering and management positions at Intel Corporation, including Engineering Manager and Wafer Fabrication Manager. Mr. Cooper holds a B.S.E.E. from the University of California at Santa Barbara. He is also a director of Vivid Semiconductor.

  Mr. Abboud has been Vice President, Product Development since August 1996. From June 1994 to July 1996, Mr. Abboud served as Vice President, Customer Support. He served as manager of electron beam raster scan programs from August 1991 to June 1994. During that time, he led several critical product development programs and contracts with SEMATECH for the development of the MEBES IV and MEBES 4000 products. Mr. Abboud holds a B.S.E.E. from California State University at Sacramento and an M.S.E.E. from Santa Clara University.

  Mr. Cole joined Etec as Vice President, Sales and Customer Support in July 1996. From 1993 to 1996, Mr. Cole served as Vice President, Sales for Genus, Inc. a manufacturer of ion implementation and chemical vapor deposition systems. Prior to Genus, Mr. Cole was National Sales Manager at Teradyne, Inc., a world leader in automatic test equipment, telecommunications test, and backplane connection systems, where he had responsibility for sales and service for the Western United States. Mr. Cole holds a B.S. in Economics/Statistics from the University of California at Berkeley.

  Ms. Dohren, Vice President, Corporate Services since September 1997, joined Etec as Vice President, Human Resources and Administration in August 1993. Before joining Etec, Ms. Dohren was a human resources executive with Wells Fargo Bank's Wells Electronic Banking Systems from May 1993 to August 1993. From 1991 to February 1993, she served as Regional Human Resources Manager with Brooks Brothers. Ms. Dohren attended San Jose State University.

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

  Mr. Snyder, Vice President, Chief Financial Officer, joined Etec in August 1997. From 1990 to 1997, Mr. Snyder was Chief Financial Officer of Integrated Device Technology. Mr. Snyder has over 25 years of electronics industry experience with TTX, Inc., Actrix Computer Corporation, Zilog, Inc., Digital Equipment Corporation, and Motorola. Mr. Snyder holds an M.B.A. from the University of Arizona, and a B.S. and a M.S. from the University of Illinois.

  Mr. Suzuki has been a director of Etec since May 1994. Mr. Suzuki has been President and a director of Etec Japan since May 1990. He founded Etec Systems Japan in 1977. Mr. Suzuki has worked in the electronics industry since 1962 and has extensive international trade experience.

  Dr. Warkentin was appointed Vice President, Chief Operating Officer, in September 1997. From July 1995 to August 1997, he was Vice President, Marketing. From 1993 to 1995, he was Beaverton site manager. Dr. Warkentin came to Etec through its acquisition of ATEQ in November 1991, where his last position was Director of Development. Dr. Warkentin holds a B.A. in Physics and Chemistry from the University of California, Santa Cruz, and a Ph.D. in Physics from the University of California, San Diego.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

  The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ETEC" since October 24, 1995. The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market.

                            FISCAL 1997                          HIGH     LOW
                            -----------                         ------- -------
     First Quarter............................................. $38.250 $23.125
     Second Quarter............................................  44.750  25.407
     Third Quarter.............................................  45.125  27.500
     Fourth Quarter............................................  54.250  33.375
                            FISCAL 1996                          HIGH     LOW
                            -----------                         ------- -------
     First Quarter (from October 24, 1995)..................... $11.000 $10.000
     Second Quarter............................................  13.750   8.000
     Third Quarter.............................................  24.750  10.750
     Fourth Quarter............................................  37.000  17.250

  As of October 15, 1997, there were 248 holders of record of the Company's outstanding Common Stock.

                                DIVIDEND POLICY

  The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business. Currently, the Company and its subsidiaries are prohibited from paying dividends under the terms of its $50.0 million financing facility. In addition, the lease of the Company's Hayward, California property restricts the Company from paying cash dividends under certain conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                              YEAR ENDED JULY 31,
                                 ----------------------------------------------
                                   1997      1996     1995     1994      1993
                                 --------  --------  -------  -------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Revenue:
 Products......................  $206,561  $112,940  $51,395  $40,731  $ 31,650
 Services......................    34,353    32,705   31,521   27,979    26,932
                                 --------  --------  -------  -------  --------
                                  240,914   145,645   82,916   68,710    58,582
                                 --------  --------  -------  -------  --------
Cost of revenue:
 Cost of products..............    98,416    56,632   27,015   25,559    25,450
 Cost of services..............    25,871    23,410   20,604   17,670    16,488
                                 --------  --------  -------  -------  --------
                                  124,287    80,042   47,619   43,229    41,938
                                 --------  --------  -------  -------  --------
Gross profit...................   116,627    65,603   35,297   25,481    16,644
                                 --------  --------  -------  -------  --------
Operating expenses:
 Research, development and
  engineering..................    34,373    17,402   10,497    5,102    11,034
 Selling, general and
  administrative...............    27,939    21,269   13,397   10,803    10,049
 Write-off of in-process
  technology acquired..........     3,874     6,269      --       --        --
                                 --------  --------  -------  -------  --------
                                   66,186    44,940   23,894   15,905    21,083
                                 --------  --------  -------  -------  --------
Income (loss) from operations..    50,441    20,663   11,403    9,576    (4,439)
Interest expense...............      (988)   (1,824)  (4,238)  (5,115)   (5,880)
Other income (expense), net....     3,821     2,669     (352)    (533)      410
                                 --------  --------  -------  -------  --------
Income (loss) before income tax
 (benefit) provision and
 extraordinary items...........    53,274    21,508    6,813    3,928    (9,909)
Income tax (benefit) provision.    18,835   (16,283)   2,289    2,316     1,500
                                 --------  --------  -------  -------  --------
Income (loss) before extraordi-
 nary items....................    34,439    37,791    4,524    1,612   (11,409)
Extraordinary (loss) gain on
 early extinguishment of debt..       --       (930)   5,412      --        --
                                 --------  --------  -------  -------  --------
Net income (loss)..............    34,439    36,861    9,936    1,612   (11,409)
Accretion of mandatorily
 redeemable convertible
 preferred stock...............       --      1,078    3,092    2,946     2,740
                                 --------  --------  -------  -------  --------
Net income (loss) attributable
 to Common Stockholders........  $ 34,439  $ 35,783  $ 6,844  $(1,334) $(14,149)
                                 ========  ========  =======  =======  ========
PER SHARE DATA:
 Income (loss) before
  extraordinary items..........  $   1.57  $   2.07  $  0.31  $  0.12  $  (0.94)
 Extraordinary items...........       --      (0.05)    0.37      --        --
                                 --------  --------  -------  -------  --------
 Net income (loss).............  $   1.57  $   2.02  $  0.68  $  0.12  $  (0.94)
                                 ========  ========  =======  =======  ========
Weighted average common
 shares(1).....................    22,003    18,296   14,594   14,008    12,168
                                 ========  ========  =======  =======  ========

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

(See unaudited quarterly data at page 24 of Management's Discussion and Analysis of Financial Condition and Results of Operations.)

                                        1997     1996    1995    1994    1993
                                      -------- -------- ------- ------- -------
BALANCE SHEET DATA:                                 (IN THOUSANDS)
Total assets......................... $284,543 $208,871 $85,984 $62,782 $66,151
Mandatorily redeemable convertible
 preferred stock..................... $    --  $    --  $76,397 $54,362 $44,317
Long-term debt, including capital
 lease obligations................... $    --  $  6,939 $16,866 $31,251 $46,573

  The Company has not declared dividends.

FACTORS AFFECTING COMPARABILITY

 Fiscal 1997 net income

 . reflects the inclusion of a $1.2 million discrete release of a valuation allowance previously recorded against deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements.

 . reflects the write-off of $3.9 million of in-process technology acquired.
  See Note 12 of Notes to Consolidated Financial Statements.

 Fiscal 1996 net income

 . reflects the inclusion of an extraordinary loss of $0.9 million recorded as a result of the early extinguishment of debt. See Note 3 of Notes to Consolidated Financial Statements.

 . reflects the write-off of $6.3 million of in-process technology acquired.
  See Note 12 of Notes to Consolidated Financial Statements.

 . reflects a $23.0 million tax benefit realized as a result of the discrete release of a portion of the valuation allowance previously recorded against deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements.

 Fiscal 1995 net income

 . reflects the inclusion of an extraordinary gain of $5.4 million recorded as a result of the early extinguishment of $19.7 million of subordinated notes payable and accrued interest. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This item contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A description of these statements appears at the end of this Item and factors that may affect future results are also discussed in Item 1.

RESULTS OF OPERATIONS

 Years Ended July 31, 1997 and July 31, 1996

  Revenue. Revenues are primarily comprised of sales of MEBES, CORE, and ALTA systems, accessories, and upgrades, and sales of technical support, maintenance and other services. Product revenue increased 83% to $206.6 million from $112.9 million for the years ended July 31, 1997 and 1996, respectively. This increase reflects the sale of 13 additional systems, higher average selling prices, changes in product mix, and an increase in the sales of accessories and upgrades.

  Service revenue increased 5% to $34.4 million from $32.7 million for the years ended July 31, 1997 and 1996, respectively. This increase primarily reflects generally higher service activity caused by an increase in the number of systems under service contracts.

  Gross Profit. The Company's gross profit on product revenue increased 92% to $108.1 million from $56.3 million for the years ended July 31, 1997 and 1996, respectively.

  The increase in gross profit on product revenue was due both to increased product shipments and a higher gross profit margin on product revenue, which increased to 52% from 50% for the years ended July 31, 1997 and 1996, respectively. The increase in product gross margin is primarily attributable to generally higher average selling prices for the Company's products and an increase in the level of sales of accessories (which tend to have higher gross margins), as well as efficiencies resulting from improvements in manufacturing. There can be no assurance that the Company will be able to maintain the increase in gross margin on product revenue in future periods.

  The Company's gross profit on service revenue decreased 9% to $8.5 million from $9.3 million for the years ended July 31, 1997 and 1996, respectively. Gross margin on service revenue was 25% and 28% for the years ended July 31, 1997 and 1996, respectively. The decreases in gross profit and gross margin reflect an investment in service personnel and training to support the increasing number of systems serviced. The Company expects that such costs will continue to increase with the result being a further decline in service margins for fiscal 1998.

  Research, Development and Engineering. Research, development, and engineering expenses, net of third-party funding under cooperative development agreements, increased 98% to $34.4 million, representing 14% of revenue, from $17.4 million, representing 12% of revenue, for the years ended July 31, 1997 and 1996, respectively.

  For the years ended July 31, 1997 and 1996, $2.0 million and $0.7 million, respectively, of funds received under cooperative development agreements were applied against research, development and engineering expenses. Included in the $2.0 million during fiscal 1997 is $1.5 million of funding which was recognized in the fourth quarter of fiscal 1997 following completion of the first milestone under a multi-million dollar research and development agreement (described below). Excluding these cost reimbursements, gross research, development and engineering spending was $36.4 million and $18.1 million in the years ended July 31, 1997 and 1996, respectively. The increase primarily reflects the Company's increased commitment to product development. Due to the Company's commitment to product development, research, development, and engineering expenses, net of third party funding, are expected to increase in future periods.

  In July 1997, the Company signed a multi-million dollar agreement with a private consortium to develop a maskmaking system for 0.15 micron device generation production and 0.13 micron device development. In addition, in June 1997, the Company entered into a cost-reimbursement research and development agreement with the United States Department of Defense Advanced Research Projects Agency ("DARPA"). No funding was recognized under the DARPA agreement during fiscal 1997.

  The Company's success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements three or more years in advance of sales, introduction of new products on schedule, cost-effective manufacturing, and product performance in the field. There can be no assurance that the Company will be successful in selecting, developing, manufacturing, and marketing new products or enhancements of existing products.

  Selling, General, and Administrative. Selling, general, and administrative expenses increased to $27.9 million, representing 12% of revenue, from $21.3 million, representing 15% of revenue, for the years ended July 31, 1997 and 1996, respectively. The increase in selling, general, and administrative expenses was primarily due to market development fees on certain laser beam systems sold in Asia, costs resulting from an increase in staffing, increased rent resulting from the Company's new administrative facility and increased profit sharing expense.

  Write-Off of In-Process Technology Acquired. In the third quarter of fiscal 1997, the Company acquired all of the shares of Ebetech Electron Beam Technology GmbH ("Ebetech") from VCB (the Venture Capital Company of Siemens
AG), MRS Technology, Inc. and a group of founding employees for $4.7 million, net of cash acquired, and the issuance of a note payable of $0.5 million. Approximately $3.9 million of the excess of the purchase price over the fair value of the net assets acquired was allocated to in-process technology and was written off in the third quarter of fiscal 1997 because of the uncertainty as to realization. In the third quarter of fiscal 1996, the Company acquired substantially all of the assets and assumed certain specified liabilities of Polyscan, Inc. in exchange for 350,000 shares of the Company's Common Stock. The excess of the purchase price over the fair value of the net assets of $6.3 million was allocated to in-process technology acquired, which because of the uncertainty as to realization, the Company wrote off in the third quarter of fiscal 1996.

  Interest Expense. Interest expense for the years ended July 31, 1997 and 1996 was $1.0 million and $1.8 million, respectively. The decrease in interest expense is attributable to the reduction and refinancing of debt during the fourth quarter of fiscal 1996 and to the early repayment, in May 1997, of the $7.5 million balance outstanding on a term note.

  Other Income (Expense), Net. Other income was $3.8 million for the year ended July 31, 1997 compared with $2.7 million in the year ended July 31, 1996. Included in other income for the year ended July 31, 1997 is $3.3 million of interest income generated by the Company's investment portfolio. Included in other income for the year ended July 31, 1996 is approximately $1.8 million of interest earned on the investment of the proceeds from Etec's initial public offering (the "IPO"), as well as $0.8 million of transaction gains on the redemption of the minority interest in Etec Systems Japan.

  Income Tax Provision (Benefit). During the year ended July 31, 1997, the Company recorded an income tax provision of $18.8 million. During the year ended July 31, 1996, the Company recorded an income tax benefit of $16.3 million. Reflected in the provision (benefit) for the years ended July 31, 1997 and 1996, respectively, are the discrete releases of $1.2 million and $23.0 million of income tax benefits recorded as a result of releasing a portion of the valuation allowance previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management has fully reserved deferred tax assets that would (if at all) be realized more than one year in the future. Because of the uncertainty of realization, management will continue to evaluate the recoverability of the Company's deferred tax assets. The Company's provision for income taxes for the year ended July 31, 1997 reflects the discrete release of valuation allowances, the utilization of tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates and the write-off of in-process technology related to the acquisition of Ebetech for which the Company will not receive a tax benefit. The benefit for income taxes for the year ended July 31, 1996 primarily reflects taxes payable by the Company's foreign subsidiaries offset by a change in the valuation allowance.

Years Ended July 31, 1996 and July 31, 1995

  Revenue. Product revenue increased 120% to $112.9 million from $51.4 million for the years ended July 31, 1996 and 1995, respectively. This increase reflects the sale of 11 additional systems, higher average selling prices, and changes in product mix toward a higher-priced new product (the MEBES 4500) introduced in the fourth quarter of fiscal 1995, offset by a reduction in the sales of upgrades and accessories.

  Service revenue increased 4% to $32.7 million from $31.5 million for the years ended July 31, 1996 and 1995, respectively, due primarily to price increases on service contracts and an increase in the number of systems serviced.

  Gross Profit. The Company's gross profit on product revenue increased 131% to $56.3 million from $24.4 million for the years ended July 31, 1996 and 1995, respectively.

  Product gross margins increased to 50% at July 31, 1996 from 47% at July 31, 1995. Increased gross profit and the accompanying increased gross margin percentages were due to an increase in volume, which includes a shift towards shipments with generally higher average selling prices as well as efficiencies from improvements in manufacturing.

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

  Research, Development, and Engineering. Research, development, and engineering expenses, net of third-party funding under cooperative development agreements, increased to $17.4 million, representing 12% of revenue, from $10.5 million, representing 13% of revenue, for the years ended July 31, 1996 and 1995, respectively. This increase primarily reflects a reduction in third-party funding. For the years ended July 31, 1996 and 1995, $0.7 million and $6.1 million, respectively, of funds received under the cooperative development agreements were applied against research, development, and engineering expenses. Excluding these cost reimbursements, gross research, development, and engineering spending was $18.1 million and $16.6 million in each of the years ended July 31, 1996 and 1995, respectively. The increase in gross spending is primarily attributable to the advanced procurement of materials for the Company's current development projects.

  Selling, General, and Administrative. Selling, general, and administrative expenses increased to $21.3 million, representing 15% of revenue, from $13.4 million, representing 16% of revenue, for the years ended July 31, 1996 and 1995, respectively. The increase in selling, general, and administrative expenses was partially due to rent associated with the leaseback of facilities previously owned, market development fees on certain laser beam systems sold in Asia, additional costs associated with becoming a public company, increased profit sharing expense, and costs resulting from an increase in staffing.

  The Company was party to certain cooperative development agreements that provided partial funding of general and administrative costs associated with research and development projects. For the year ended July 31, 1995, $1.2 million of the funding received under these agreements was offset against selling, general, and administrative expenses. Excluding these cost reimbursements, gross selling, general, and administrative spending was $14.6 million for the year ended July 31, 1995. No such funding was offset against selling, general, and administrative expenses for the year ended July 31, 1996.

  Write-Off of In-Process Technology Acquired. In the third quarter of fiscal 1996, the Company acquired substantially all of the assets and assumed certain specified liabilities of Polyscan, Inc. in exchange for 350,000 shares of the Company's Common Stock. The excess of the purchase price over the fair value of the net assets of $6.3 million was allocated to in-process technology acquired, which because of the uncertainty as to realization, the Company wrote off in the third quarter of fiscal 1996.

  Interest Expense. Interest expense for the years ended July 31, 1996 and 1995 was $1.8 million and $4.2 million, respectively. This decrease in interest expense reflects the following: (i) the repayment during the second half of fiscal 1995 of approximately $6.0 million of senior secured debt; (ii) the exchange in July 1995 of approximately $19.7 million of senior subordinated notes and accrued interest for 105,641 shares of mandatorily redeemable convertible preferred stock (which were converted into Common Stock on completion of the IPO); (iii) the repayment of approximately $9.3 million of senior secured notes during the first half of fiscal 1996; and (iv) the repayment of the remaining senior secured notes during the fourth quarter of fiscal 1996.

  Other Income (Expense), Net. Other income was $2.7 million for the year ended July 31, 1996. Included in other income is approximately $1.8 million of interest earned on the investment of the proceeds from the IPO, as well as $0.8 million of transaction gains on the redemption of the minority interest in Etec Systems Japan in the first quarter of fiscal 1996. This represented gains based on foreign exchange fluctuations because the minority interest had been denominated in Japanese yen.

  Income Tax (Benefit) Provision. During the year ended July 31, 1996, the Company recognized a $23.0 million income tax benefit as a result of the discrete release of a portion of the valuation allowance previously recorded against its deferred tax assets. The Company recorded a benefit for income taxes for the year ended July 31, 1996 of $16.3 million and a provision for income taxes for the year ended July 31, 1995 of $2.3 million, primarily reflecting taxes payable by the Company's foreign subsidiaries and the $23.0 million income tax benefit in fiscal 1996.

  Extraordinary Loss on Early Extinguishment of Debt. During the year ended July 31, 1996, the Company paid $18.7 million of its senior secured notes before their due dates. As a result of this repayment of the senior secured notes in full, the Company recorded an extraordinary loss of approximately $0.9 million related to unamortized debt issuance costs. During the year ended July 31, 1995, the Company paid $19.7 million of subordinated notes payable and accrued interest before their due dates. As a result of this repayment, the Company recorded an extraordinary gain of approximately $5.4 million.

 Liquidity and Capital Resources

  In addition to its operational cash flows, in fiscal 1997 and fiscal 1996, the Company raised approximately $108.0 million from the IPO, two additional public offerings, and a private placement. In fiscal 1997 and fiscal 1995, the Company received proceeds of $5.0 million and $11.0 million, respectively, from the sale and leaseback financings of its headquarters campus.

  The Company has spent approximately $27.1 million for net capital expenditures in fiscal 1997 primarily to purchase testing, process lab, and other equipment, upgrade its manufacturing facilities, and implement an enterprise-wide business software system. The Company has budgeted capital expenditures of approximately $80.0 million for fiscal 1998, approximately $40.0 million of which the Company intends to finance through various financing mechanisms. In October 1997, the Company purchased approximately 4.2 acres of land in Hayward, California. This site provides the Company flexibility for future expansion of its Hayward-based operations. In addition, in August 1997, the Company entered into an agreement to purchase approximately 15.2 acres of land in Hillsboro, Oregon. The Company plans to construct a new facility on the site to meet development and manufacturing requirements for its advanced laser mask pattern generation products.

  As of July 31, 1997, the Company had cash and cash equivalents and marketable securities of $90.2 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit, will provide adequate cash to fund its operations for at least the next twelve months. The Company also believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. As such, the Company may effect additional equity or debt financings to fund such activities.

 Operating Activities

  Net cash provided by operating activities for the fiscal years ended July 31, 1997, 1996, and 1995 was $19.0 million, $3.5 million, and $9.1 million, respectively.

  Cash flows from operating activities in fiscal 1997 primarily reflected net income of $34.4 million, adjusted by noncash items (which include $2.1 million of deferred taxes, the write-off of in-process technology acquired of $3.9 million, and depreciation and amortization of $4.6 million); increases in accounts receivable of $18.5 million, inventory of $14.9 million and accounts payable and accrued and other liabilities of $9.5 million.

  Cash flows from operating activities in fiscal 1996 primarily reflected net income of $36.9 million, adjusted by noncash items (which include $23.6 million of deferred taxes, partially offset by an extraordinary loss on early extinguishment of debt of $0.9 million, the write-off of in-process technology acquired of $6.3 million, and depreciation and amortization of $1.6 million); and increases in accounts receivable of $15.7 million, inventory of $25.4 million and accounts payable and accrued and other liabilities of $23.1 million.

  Cash flows from operating activities in fiscal 1995 primarily reflected net income of $9.9 million, adjusted by noncash items (which include an extraordinary gain of $5.4 million, partially offset by depreciation and amortization of $3.0 million), increases in accounts receivable, inventory, other assets, and accrued and other liabilities of $14.7 million; and decreases in accounts payable of $1.2 million.

  Fluctuations in accounts receivable, inventory, and current liabilities for all of the above periods were caused primarily by the timing of system orders, the timing of shipments, the increase in unit shipments, customer requested delivery dates, the discounting of accounts receivable and the timing of payments to vendors. The significant increase in inventory during fiscal 1997 was due primarily to increases in material purchases and work-in-process to meet scheduled production.

  Prior to the shipment of a system, the Company receives payment for a portion of the system sales price. Such payments are generally received when the Company receives an order and at various agreed upon times when the system is being manufactured and installed. Therefore, the amount of customer advances at each reporting period fluctuates based on the number of systems that are on order, the timing of when orders are received, and each system's status within the manufacturing cycle. Advances from customers decreased to $11.5 million at July 31, 1997 from $24.1 million at July 31, 1996; these advances are included in accrued and other liabilities on the Company's balance sheet. The backlog for products increased to $158.6 million at July 31, 1997 from $147.6 million at July 31, 1996.

 Investing Activities

  Net cash used in investing activities was $40.4 million and $37.9 million for the years ended July 31, 1997 and 1996, respectively. Net cash provided by investing activities was $7.2 million for the year ended July 31, 1995. Net cash used in investing activities for the fiscal year ended July 31, 1997 primarily reflected net capital expenditures of $27.1 million, net purchases of marketable securities of $10.1 million, and payment for the purchase of Ebetech, net of cash acquired, of $4.7 million. Cash used in investing activities for the fiscal year ended July 31, 1996 primarily reflected net capital expenditures of $11.7 million and net purchases of marketable securities of $24.2 million. Cash provided by investing activities for the fiscal year ended July 31, 1995 primarily reflects the sale of the Company's headquarters campus.

  As discussed above, in fiscal 1997, the Company purchased all of the shares of Ebetech for $4.7 million, net of cash acquired, and assumed a $0.5 million note payable. During fiscal 1997, the Company completed construction of a new administrative building at a cost of $5.0 million. Pursuant to an August 1996 financing commitment, the Company sold the building to its existing landlord for the $5.0 million cost of the building and leased back the property for 15 years with options to renew the lease for four five-year periods. Concurrent with the August 1996 financing commitment, the Company also agreed to amend the existing warrant agreements with the landlord and the landlord's bank. The landlord of the property surrendered its warrant to acquire 159,314 shares of the Company stock in exchange for a new warrant to acquire 68,768 shares of the Company stock at the same exercise price per share. The new warrant was exercised in September 1997. In addition, the landlord's bank surrendered its warrant to acquire 53,104 shares of Company stock in exchange for 22,461 shares of Common Stock. This amendment provided for a refund to the landlord of $2.6 million of the purchase price related to the sale and leaseback transaction of the Company's headquarters campus which the Company had concluded in fiscal 1995. The Company has accounted for the $2.6 million refund payment as a reduction in the deferred gain on sale of asset. During fiscal 1995, the Company had previously sold its headquarters campus for approximately $11.0 million and leased the property back for an initial term of fifteen years.

 Financing Activities

  Net cash provided by financing activities for the years ended July 31, 1997, 1996, and 1995 was $33.5 million, $56.2 million, and $0.2 million, respectively. Net cash provided by financing activities for the year ended July 31, 1997 of $33.5 million primarily reflected cash inflows from proceeds of approximately $39.3 million from the Company's December 1996 public offering and $3.8 million of financing from an intermediary, net of repayments. These cash inflows were primarily offset by the early repayment of the Company's $10.0 million term note during fiscal 1997 and the repurchase of warrants from the lessor of the Company's headquarters campus for $2.6 million.

  In April 1997, the Company increased its existing $20.0 million revolving line of credit to a $50.0 million line of credit and also extended the term of the line for an additional year to May 1999. The credit facility, which currently remains unused, bears interest at the London Interbank Offered Rate (5.8% on July 31, 1997) plus 1.25%. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on the incurrence of indebtedness and certain dividend restrictions. The Company is in compliance with these covenants.

  During fiscal 1996, the Company repaid $18.7 million of its senior secured indebtedness, $8.8 million of which was extinguished with $10.0 million of unsecured replacement financing from another lender, and repaid $3.6 million of senior subordinated notes out of the proceeds of the IPO. During fiscal 1995, the Company repaid $6.0 million of its senior secured notes. During fiscal 1997, fiscal 1996, and fiscal 1995, the Company received interim financing on foreign sales, net of repayments, of $3.8 million, $0.2 million, and $6.2 million, respectively.

SELECTED QUARTERLY FINANCIAL DATA

  The following tables present certain unaudited quarterly data for the eight quarters ended July 31, 1997, and such data expressed as a percentage of total revenue and the gross margin data for products and services for such quarters. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

                                                  THREE MONTHS ENDED
                          ------------------------------------------------------------------------
                           JULY               JAN.     OCT.     JULY               JAN.     OCT.
                            31,    APRIL 30,   31,      31,      31,    APRIL 30,   31,      31,
                           1997      1997     1997     1996     1996      1996     1996     1995
                          -------  --------- -------  -------  -------  --------- -------  -------
                                                   ($ IN THOUSANDS)
Revenue:
  Products..............  $63,133   $61,717  $45,309  $36,402  $38,957   $33,358  $23,522  $17,103
  Services..............    9,513     7,984    8,371    8,485    8,653     8,364    8,083    7,605
                          -------   -------  -------  -------  -------   -------  -------  -------
                           72,646    69,701   53,680   44,887   47,610    41,722   31,605   24,708
                          -------   -------  -------  -------  -------   -------  -------  -------
Cost of revenue:
  Products..............   30,314    28,827   21,723   17,552   19,026    16,399   12,826    8,381
  Services..............    6,528     6,149    6,642    6,552    6,616     5,875    5,548    5,371
                          -------   -------  -------  -------  -------   -------  -------  -------
                           36,842    34,976   28,365   24,104   25,642    22,274   18,374   13,752
                          -------   -------  -------  -------  -------   -------  -------  -------
Gross profit:
  Products..............   32,819    32,890   23,586   18,850   19,931    16,959   10,696    8,722
  Services..............    2,985     1,835    1,729    1,933    2,037     2,489    2,535    2,234
                          -------   -------  -------  -------  -------   -------  -------  -------
                           35,804    34,725   25,315   20,783   21,968    19,448   13,231   10,956
                          -------   -------  -------  -------  -------   -------  -------  -------
Operating expenses:
  Research, development,
   and engineering......   10,307     9,470    8,115    6,481    5,411     5,152    3,568    3,271
  Selling, general, and
   administrative.......    7,467     8,287    6,290    5,895    6,296     5,749    4,771    4,453
  Write-off of in-
   process technology
   acquired.............      --      3,874      --       --       --      6,269      --       --
                          -------   -------  -------  -------  -------   -------  -------  -------
                           17,774    21,631   14,405   12,376   11,707    17,170    8,339    7,724
                          -------   -------  -------  -------  -------   -------  -------  -------
Income from operations..   18,030    13,094   10,910    8,407   10,261     2,278    4,892    3,232
Interest expense........     (191)     (287)    (266)    (244)    (362)     (338)    (512)    (612)
Other income (expense),
 net....................    1,019       981    1,027      794      526       543      671      929
                          -------   -------  -------  -------  -------   -------  -------  -------
Income before income tax
 (benefit) provision and
 extraordinary
 items..................   18,858    13,788   11,671    8,957   10,425     2,483    5,051    3,549
Income tax (benefit)
 provision..............    6,595     6,182    4,085    1,973   (5,220)  (13,213)   1,263      887
                          -------   -------  -------  -------  -------   -------  -------  -------
Income before
 extraordinary
 items..................   12,263     7,606    7,586    6,984   15,645    15,696    3,788    2,662
Extraordinary loss on
 early extinguishment of
 debt...................      --        --       --       --      (630)      --      (300)     --
                          -------   -------  -------  -------  -------   -------  -------  -------
Net income..............  $12,263   $ 7,606  $ 7,586  $ 6,984  $15,015   $15,696  $ 3,488  $ 2,662
                          =======   =======  =======  =======  =======   =======  =======  =======

 Fiscal 1997 results

 . Third quarter fiscal 1997 net income reflects the inclusion of a $1.2 million discrete release of a valuation allowance previously recorded against deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements.
 . Third quarter fiscal 1997 net income reflects the write-off of in-process technology acquired of $3.9 million. See Note 12 of Notes to Consolidated Financial Statements.

 Fiscal 1996 results

 . Fourth quarter fiscal 1996 net income reflects the inclusion of an extraordinary loss of $0.6 million recorded as a result of the early extinguishment of debt. See Note 3 of Notes to Consolidated Financial Statements.

 . Third quarter fiscal 1996 net income reflects the inclusion of an extraordinary loss of $0.3 million recorded as a result of the early extinguishment of debt. See Note 3 of Notes to Consolidated Financial Statements.

 . Third quarter fiscal 1996 net income reflects the write-off of in-process technology acquired of $6.3 million. Reflected in the fourth and third quarters of fiscal 1996 are $7.6 million and $15.4 million discrete releases, respectively, of valuation allowances previously recorded against deferred tax assets. See Notes 12 and 6, respectively, of Notes to Consolidated Financial Statements.

 Fiscal 1995 results

 . Fourth quarter fiscal 1995 net income reflects the inclusion of an extraordinary gain of $5.4 million recorded as a result of the early extinguishment of $19.7 million of senior subordinated notes payable and accrued interest. See Note 3 of Notes to Consolidated Financial Statements.

                                                     THREE MONTHS ENDED
                          -------------------------------------------------------------------------
                          JULY 31, APRIL 30, JAN. 31, OCT. 31, JULY 31, APRIL 30, JAN. 31, OCT. 31,
                            1997     1997      1997     1996     1996     1996      1996     1995
                          -------- --------- -------- -------- -------- --------- -------- --------
PERCENTAGE OF REVENUE:
Revenue:
 Products...............     87%       89%      84%      81%      82%       80%      74%      69%
 Services...............     13        11       16       19       18        20       26       31
                            ---       ---      ---      ---      ---       ---      ---      ---
                            100%      100%     100%     100%     100%      100%     100%     100%
                            ===       ===      ===      ===      ===       ===      ===      ===
Gross margin:
 Products...............     45%       47%      44%      42%      42%       41%      34%      35%
 Services...............      4         3        3        4        4         6        8        9
                            ---       ---      ---      ---      ---       ---      ---      ---
                             49        50       47       46       46        47       42       44
                            ---       ---      ---      ---      ---       ---      ---      ---
Operating expenses:
 Research, development,
  and engineering.......     14        14       15       14       11        12       11       13
 Selling, general and
  administrative........     10        12       12       13       13        14       15       18
 Write-off of in-process
  technology acquired...    --          5      --       --       --         15      --       --
                            ---       ---      ---      ---      ---       ---      ---      ---
                             24        31       27       27       24        41       26       31
                            ---       ---      ---      ---      ---       ---      ---      ---
Income from operations..     25        19       20       19       22         6       16       13
Interest expense........    --        --       --        (1)      (1)       (1)      (2)      (3)
Other income (expense),
 net....................      1         1        2        2        1         1        2        4
                            ---       ---      ---      ---      ---       ---      ---      ---
Income before income tax
 (benefit) provision and
 extraordinary items....     26        20       22       20       22         6       16       14
Income tax (benefit)
 provision..............      9         9        8        4      (11)      (32)       4        4
                            ---       ---      ---      ---      ---       ---      ---      ---
Income before
 extraordinary
 items..................     17        11       14       16       33        38       12       10
Extraordinary loss on
 early extinguishment of
 debt...................    --        --       --       --        (1)      --        (1)     --
                            ---       ---      ---      ---      ---       ---      ---      ---
Net income..............     17%       11%      14%      16%      32%       38%      11%      10%
                            ===       ===      ===      ===      ===       ===      ===      ===

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Statements in this report which are prefaced with words such as "expects", "anticipates", "believes", and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances which may or may not be within the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ETEC SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.........................................   27
Consolidated Balance Sheets at July 31, 1997 and 1996.....................   28
Consolidated Statements of Income for the years ended July 31, 1997, 1996,
 and 1995.................................................................   29
Consolidated Statements of Stockholders' Equity (Deficit) for the years
 ended July 31, 1997, 1996, and 1995......................................   30
Consolidated Statements of Cash Flows for the years ended July 31, 1997,
 1996, and 1995...........................................................   31
Notes to Consolidated Financial Statements................................   32

  All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Etec Systems, Inc.

  In our opinion, the consolidated financial statements listed in the Index appearing under Item 14(a) on page 50 present fairly, in all material respects, the financial position of Etec Systems, Inc. and its subsidiaries at July 31, 1997, and July 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  Price Waterhouse LLP

Price Waterhouse LLP

San Jose, California
August 27, 1997

                               ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                JULY 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 55,975  $ 44,472
  Marketable securities....................................   34,262    24,153
  Accounts receivable, less allowance for doubtful accounts
   of $1,136 and $1,073....................................   54,879    37,316
  Inventory................................................   67,202    52,135
  Deferred tax assets......................................   22,822    24,508
  Other current assets.....................................    3,322     3,042
                                                            --------  --------
    Total current assets...................................  238,462   185,626
Property, plant, and equipment, net........................   42,013    19,381
Other assets...............................................    4,068     3,864
                                                            --------  --------
                                                            $284,543  $208,871
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..................... $    --   $  3,333
  Accounts payable.........................................   20,830    14,184
  Accrued and other liabilities............................   53,028    51,084
  Taxes payable............................................    8,301     5,826
                                                            --------  --------
    Total current liabilities..............................   82,159    74,427
Long-term debt, less current portion.......................      --      6,667
Deferred gain on sale of asset.............................    2,871     5,571
Other liabilities..........................................    1,872     6,329
                                                            --------  --------
    Total liabilities......................................   86,902    92,994
                                                            --------  --------
Commitments and Contingencies

Stockholders' equity:
  Preferred Stock, par value $0.01 per share; 10,000,000
   shares authorized; none issued and outstanding..........      --        --
  Common Stock, par value $0.01 per share; 40,000,000 and
   30,000,000 shares authorized; 21,679,636 and 19,610,964
   issued and outstanding..................................      217       196
  Warrants.................................................      631     1,096
  Additional paid-in capital...............................  198,758   149,875
  Notes receivable from stockholders.......................     (201)      (17)
  Cumulative translation adjustments.......................     (719)      211
  Accumulated deficit......................................   (1,045)  (35,484)
                                                            --------  --------
    Total stockholders' equity.............................  197,641   115,877
                                                            --------  --------
                                                            $284,543  $208,871
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEARS ENDED JULY 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
Revenue:
  Products........................................ $206,561  $112,940  $51,395
  Services........................................   34,353    32,705   31,521
                                                   --------  --------  -------
                                                    240,914   145,645   82,916
                                                   --------  --------  -------
Cost of revenue:
  Cost of products................................   98,416    56,632   27,015
  Cost of services................................   25,871    23,410   20,604
                                                   --------  --------  -------
                                                    124,287    80,042   47,619
                                                   --------  --------  -------
Gross profit......................................  116,627    65,603   35,297
                                                   --------  --------  -------
Operating expenses:
  Research, development, and engineering..........   34,373    17,402   10,497
  Selling, general, and administrative............   27,939    21,269   13,397
  Write-off of in-process technology acquired.....    3,874     6,269       --
                                                   --------  --------  -------
                                                     66,186    44,940   23,894
                                                   --------  --------  -------
Income from operations............................   50,441    20,663   11,403
Interest expense..................................     (988)   (1,824)  (4,238)
Other income (expense), net.......................    3,821     2,669     (352)
                                                   --------  --------  -------
Income before income tax provision (benefit) and
 extraordinary items..............................   53,274    21,508    6,813
Income tax (benefit) provision....................   18,835   (16,283)   2,289
                                                   --------  --------  -------
Income before extraordinary items.................   34,439    37,791    4,524
Extraordinary (loss) gain on early extinguishment
 of debt..........................................       --      (930)   5,412
                                                   --------  --------  -------
Net income........................................   34,439    36,861    9,936
Accretion of mandatorily redeemable convertible
 preferred stock..................................       --     1,078    3,092
                                                   --------  --------  -------
Net income attributable to Common Stockholders.... $ 34,439  $ 35,783  $ 6,844
                                                   ========  ========  =======
Per share data:
  Income before extraordinary items............... $   1.57  $   2.07  $  0.31
  Extraordinary (loss) gain.......................       --     (0.05)    0.37
                                                   --------  --------  -------
  Net income...................................... $   1.57  $   2.02  $  0.68
                                                   ========  ========  =======
Weighted average common shares....................   22,003    18,296   14,594
                                                   ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               ETEC SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                            COMMON STOCK             ADDITIONAL            CUMULATIVE
                          -----------------           PAID-IN     NOTES    TRANSLATION ACCUMULATED
                            SHARES   AMOUNT WARRANTS  CAPITAL   RECEIVABLE ADJUSTMENTS   DEFICIT    TOTAL
                          ---------- ------ -------- ---------- ---------- ----------- ----------- --------
Balance at July 31,
 1994...................     711,171  $  7      --    $    324    $ (89)     $1,528     $(78,111)  $(76,341)
Issuance of Common
 Stock..................     199,231     2      --          76      --          --           --          78
Issuance of warrants....         --    --       562        --       --          --           --         562
Payments on notes
 receivable.............         --    --       --         --        34         --           --          34
Cumulative translation
 adjustments............         --    --       --         --       --        1,408          --       1,408
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock
 redemption value.......         --    --       --         --       --          --        (3,092)    (3,092)
Net income..............         --    --       --         --       --          --         9,936      9,936
                          ----------  ----   ------   --------    -----      ------     --------   --------
Balance at July 31,
 1995...................     910,402     9      562        400      (55)      2,936      (71,267)   (67,415)
Stock offerings.........   5,374,167    54      --      56,903      --          --           --      56,957
Shares and warrants
 issued to equity
 investor...............     500,000     5      600      9,895      --          --           --      10,500
Shares issued in
 connection with the
 Polyscan acquisition...     350,000     4      --       3,496      --          --           --       3,500
Issuance of warrants....         --    --     1,031        --       --          --           --       1,031
Exchange of ATEQ stock
 for Common Stock.......      66,915   --       --         --       --          --           --         --
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock
 redemption value.......         --    --       --         --       --          --        (1,078)    (1,078)
Conversion of
 Mandatorily Redeemable
 Convertible Preferred
 Stock..................  11,747,057   118      --      77,357      --          --           --      77,475
Payments on notes
 receivable.............         --    --       --         --        38         --           --          38
Issuance under stock
 plans..................     227,415     2      --         731      --          --           --         733
Exercise of warrants....     435,008     4   (1,097)     1,093      --          --           --         --
Cumulative translation
 adjustments............         --    --       --         --       --       (2,725)         --      (2,725)
Net income..............         --    --       --         --       --          --        36,861     36,861
                          ----------  ----   ------   --------    -----      ------     --------   --------
Balance at July 31,
 1996...................  19,610,964   196    1,096    149,875      (17)        211      (35,484)   115,877
Stock offering..........   1,254,487    13      --      39,264      --          --           --      39,277
Payments on notes
 receivable.............         --    --       --         --       116         --           --         116
Issuance of notes
 receivable.............         --    --       --         --      (300)        --           --        (300)
Issuance under stock
 plans..................     633,921     6      --       2,908      --          --           --       2,914
Exercise of warrants....     180,264     2     (465)       683      --          --           --         220
Tax benefit of stock
 option transactions....         --    --       --       6,028      --          --           --       6,028
Cumulative translation
 adjustments............         --    --       --         --       --         (930)         --        (930)
Net income..............         --    --       --         --       --          --        34,439     34,439
                          ----------  ----   ------   --------    -----      ------     --------   --------
Balance at July 31,
 1997...................  21,679,636  $217   $  631   $198,758    $(201)     $ (719)    $ (1,045)  $197,641
                          ==========  ====   ======   ========    =====      ======     ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        YEARS ENDED JULY 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income........................................ $34,439  $36,861  $ 9,936
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Extraordinary loss (gain) on early
     extinguishment of debt.........................     --       930   (5,412)
    Write-off of in-process technology acquired.....   3,874    6,269      --
    Depreciation and amortization...................   4,632    1,629    2,951
    Deferred taxes..................................   2,103  (23,564)    (442)
    Other noncash charges...........................     --       --       527
    Changes in assets and liabilities:
      Accounts receivable........................... (18,502) (15,743)  (2,745)
      Inventory..................................... (14,911) (25,393)  (3,217)
      Other assets..................................  (2,139)    (579)     (18)
      Accounts payable..............................   6,772    7,724   (1,178)
      Accrued and other liabilities.................   2,712   15,348    8,697
                                                     -------  -------  -------
  Net cash provided by operating activities.........  18,980    3,482    9,099
                                                     -------  -------  -------
Cash flows from investing activities:
  Capital expenditures for property and equipment,
   net.............................................. (27,075) (11,673)  (2,915)
  New building construction costs...................  (3,555)  (1,445)     --
  Purchase of marketable securities, net............ (10,109) (24,153)     --
  Loan to Polyscan, Inc., net and other.............     --      (637)    (825)
  Payment for purchase of Ebetech, net of cash
   acquired.........................................  (4,682)     --       --
  Proceeds from sale of facilities..................   5,000      --    10,969
                                                     -------  -------  -------
  Net cash (used in) provided by investing
   activities....................................... (40,421) (37,908)   7,229
                                                     -------  -------  -------
Cash flows from financing activities:
  Repayment of debt and capital leases.............. (10,171) (21,631)  (6,169)
  Issuance of long-term debt........................     --    10,000      --
  Financing from intermediary, net of repayments....   3,796      159    6,219
  Repurchase of warrants............................  (2,633)     --       --
  Issuance of notes payable.........................     500      --       --
  Issuance of notes receivable to stockholders......    (300)     --       --
  Payments on notes receivable to stockholders......     116      --       --
  Proceeds from issuance of Common Stock............  42,171   67,628      112
                                                     -------  -------  -------
  Net cash provided by financing activities.........  33,479   56,156      162
                                                     -------  -------  -------
  Effect of exchange rate changes on cash...........    (535)    (896)     577
                                                     -------  -------  -------
  Net change in cash and cash equivalents...........  11,503   20,834   17,067
  Cash and cash equivalents at beginning of the
   year.............................................  44,472   23,638    6,571
                                                     -------  -------  -------
  Cash and cash equivalents at the end of the year.. $55,975  $44,472  $23,638
                                                     =======  =======  =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.......... $   982  $ 2,001  $ 3,342
                                                     =======  =======  =======
  Cash paid during the period for income taxes...... $ 8,229  $ 2,972  $ 2,831
                                                     =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              ETEC SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

  Etec Systems, Inc. (the "Company") designs, develops, manufactures, markets, and services electron beam and laser beam pattern generation equipment for the semiconductor industry. The Company has operations in the United States, Japan, Korea, Taiwan, Germany, and France. The Company operates in one industry segment.

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange; revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of other income (expense), net. For the year ended July 31, 1996, the Company recorded approximately $0.8 million of transaction gains on the settlement of accounts denominated in yen related to the redemption of the minority interest in Etec Systems Japan. For all other periods, such gains and losses have not been significant.

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

 Recent Accounting Pronouncement

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for all periods ending after December 15, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement as of the beginning of fiscal 1995, pro forma earnings per share for the years ended July 31, 1997, 1996, and 1995, respectively, would have been as follows:

                                                          YEARS ENDED JULY 31,
                                                         -----------------------
                                                          1997   1996     1995
                                                         ------ -------  -------
BASIC EARNINGS PER SHARE
  Income from operations before extraordinary items..... $ 1.66 $  2.28  $  5.39
  Extraordinary items...................................    --    (0.06)    6.45
                                                         ------ -------  -------
  Net income............................................ $ 1.66 $  2.22  $ 11.84
                                                         ====== =======  =======
DILUTED EARNINGS PER SHARE
  Income from operations before extraordinary items..... $ 1.57 $  2.07  $  0.31
  Extraordinary items...................................    --    (0.05)    0.37
                                                         ------ -------  -------
  Net income............................................ $ 1.57 $  2.02  $  0.68
                                                         ====== =======  =======

                              ETEC SYSTEMS, INC.

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

  The Company has classified all investments as available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investment's cost and fair value is recorded as a separate component of stockholders' equity. Temporary differences between cost and fair value for the year ended July 31, 1997 and July 31, 1996 were not material.

  At July 31, 1997 and July 31, 1996, approximately $31.0 million and $37.3 million, respectively, of investments are classified as cash and cash equivalents on the balance sheet. The investment portfolio at July 31, 1997 is comprised of money market funds, corporate debentures, asset-backed obligations, U.S. Government agency securities, certificates of deposit, commercial paper, auction-rate preferreds, and municipal obligations.

  The Company manages its cash equivalents and short-term investments in a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

 Inventory

  Inventory is stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

 Depreciation and Amortization

  Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for machinery and equipment. Assets held under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

 Capitalization of Internal Use Software

  The Company capitalizes certain costs related to the purchase of software for internal use and its implementation, which include purchased software, consulting fees, and the use of certain specified Company resources. As of July 31, 1997, $9.8 million of costs (net of accumulated depreciation) associated with internal use software had been capitalized. In the fourth quarter of fiscal 1997, the Company implemented its new software and began depreciating this asset using an estimated life of seven years.

                              ETEC SYSTEMS, INC.

 Research, Development and Engineering

  Research, development, and engineering costs are expensed as incurred. As more fully described in Note 7, the Company is party to certain research and development contracts that provide for partial funding of certain research, development, and engineering costs. Amounts funded under these contracts, which are generally best efforts contracts, are recognized as costs are incurred.

 Off-Balance Sheet Risk and Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities, and accounts receivable. The Company places its temporary cash investments and marketable securities with financial institutions, and other creditworthy issuers and limits the amount of credit exposure to any one party.

  The Company's accounts receivable are derived primarily from sales to customers located in the United States, Europe, and the Far East. The Company performs ongoing credit evaluations of its customers. Additionally, prior to shipment of systems, the Company receives payment for a portion of the system sales price. Write-offs during the periods presented have been insignificant.

  Sales to the Company's ten largest customers accounted for approximately 62%, 76% and 74% of revenues in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

  At July 31, 1997, outstanding receivables from four customers represented 22%, 17%, 14% and 11%, respectively, of the Company's accounts receivable. At July 31, 1996, outstanding receivables from four customers represented 16%, 14%, 11% and 10%, respectively, of the Company's accounts receivable.

  The Company's Japanese subsidiary has an agreement with a local bank to discount the promissory notes associated with certain of its trade receivables. The yen equivalent of approximately $12.9 million of receivables outstanding at July 31, 1997 was discounted under this arrangement. The Company has accounted for the sale of these receivables as an off-balance sheet financing arrangement. The Company does not believe it is materially at risk for any losses as a result of this agreement.

 Net Income Per Share

  Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods ended July 31, 1997, July 31, 1996, and July 31, 1995. Common equivalent shares for fiscal 1997 and fiscal 1996 consist of stock options and warrants using the treasury stock method, except when antidilutive. Common equivalent shares for the year ended July 31, 1995 consist of common stock issuable upon the conversion of the Company's Series B, C, D and E mandatorily redeemable convertible preferred stock using the "if converted" method and the exercise of stock options and warrants using the treasury stock method, except when antidilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants using the treasury stock method, and the mandatorily redeemable convertible preferred stock using the "if converted" method, issued subsequent to July 31, 1994 through the initial public offering ("IPO") date, are included in the computation of net income per share for the year ended July 31, 1995 as if they were outstanding for the entire period.

 Stock-Based Compensation

  The Company has elected to follow Accounting Principles Boards Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options and stock purchase plan. Pro forma information regarding net income and net income per share is disclosed as required by the Statement of Financial Accounting Standards Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS
123), which also requires that the information be determined as if the Company accounted for its stock-based compensation subsequent to July 31, 1995 under the fair value method of that Statement (See Note 8--Benefit Plans).

                              ETEC SYSTEMS, INC.

NOTE 2--CERTAIN BALANCE SHEET COMPONENTS:

                                                                 JULY 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
Accounts receivable:
  Accounts receivable....................................... $ 46,421  $ 32,638
  Financed receivables*.....................................    8,458     4,678
                                                             --------  --------
                                                             $ 54,879  $ 37,316
                                                             ========  ========
Inventory:
  Purchased parts........................................... $ 20,325  $ 16,861
  Work-in-process...........................................   35,972    25,380
  Spares....................................................   10,905     9,894
                                                             --------  --------
                                                             $ 67,202  $ 52,135
                                                             ========  ========
Property, plant, and equipment:
  Buildings................................................. $  8,142  $  2,339
  Machinery and equipment...................................   48,599    27,375
                                                             --------  --------
                                                               56,741    29,714
Less accumulated depreciation...............................  (14,728)  (10,333)
                                                             --------  --------
                                                             $ 42,013  $ 19,381
                                                             ========  ========
Accrued and other liabilities:
  Customer advances......................................... $ 11,451  $ 24,061
  Accrued employee costs....................................    9,133     5,594
  Accrued warranty and installation.........................   11,121     6,405
  Payable to financing intermediary.........................    8,458     4,678
  Other accrued liabilities.................................   12,865    10,346
                                                             --------  --------
                                                             $ 53,028  $ 51,084
                                                             ========  ========

--------
* Accounts receivable, net, at July 31, 1997 and July 31, 1996 has been offset by a liability of $8,458 and $4,678, respectively, which is due to a trading partner as a result of third-party financing of receivables. (See Note 9-- Related Party Transactions.)

NOTE 3--LONG-TERM DEBT:

 Unsecured Term Note Payable and Revolving Line of Credit

  In April 1997, the Company increased its $20.0 million revolving line of credit to a $50.0 million revolving line of credit and extended the term of the line for an additional year to May 1999. No amounts have been drawn under this line of credit. Indebtedness under the revolving line of credit is unsecured and bears interest at the London Interbank Offered Rate (5.8% on July 31, 1997) plus 1.25%. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on the incurrence of indebtedness, and repurchase of Company stock, and certain dividend restrictions. At July 31, 1997, the Company was in compliance with all covenants. The $10.0 million term note which was outstanding at July 31, 1996 was repaid during fiscal 1997.

                              ETEC SYSTEMS, INC.

 Senior Secured Notes Payable

  During the year ended July 31, 1996, the Company repaid the remaining unpaid principal balance of $18.7 million under its 10.65% senior secured notes. As a result of this repayment, the Company recorded an extraordinary loss of approximately $0.9 million related to unamortized debt issuance costs.

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

NOTE 4--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  Upon completion of the Company's IPO on October 24, 1995, all series of the Company's mandatorily redeemable convertible preferred stock were converted into 11,747,057 shares of Common Stock.

NOTE 5--STOCKHOLDERS' EQUITY:

 Common and Preferred Stock

  In October 1995, the Company completed an IPO of 4,200,000 shares of Common Stock, of which 3,841,667 shares were issued and sold by the Company and 358,333 shares were sold by stockholders. The IPO raised approximately $35.7 million before deducting offering expenses. In November 1995, the underwriters exercised their option to purchase an additional 630,000 shares of Common Stock from the Company at $10.00 per share before deducting underwriting discounts and commissions. Net proceeds to the Company in connection with this purchase totaled approximately $5.9 million.

  In June 1996, the Company completed an additional public offering of 4,350,000 shares of Common Stock, of which 250,000 shares were issued and sold by the Company and 4,100,000 shares were sold by stockholders. The offering raised approximately $5.0 million before deducting offering expenses. In July 1996, in connection with this offering, the underwriters exercised their option to purchase an additional 652,500 shares of Common Stock from the Company at $20.00 per share before deducting underwriting discounts and commissions. Net proceeds to the Company in connection with this purchase totaled approximately $12.4 million.

  In June 1996, the Company entered into an equity investment agreement whereby, in exchange for $10.0 million, the Company issued 500,000 shares of Common Stock plus the warrants described below under "Warrants".

  In December 1996, the Company completed a public offering of 5,029,916 shares of Common Stock, of which 500,000 shares were issued and sold by the Company and 4,529,916 shares were sold by stockholders. In December 1996, the underwriters of the public offering exercised their option to purchase an additional 754,487 shares of Common Stock from the Company. All of these shares were sold at $33.25 per share before deducting underwriting discounts and commissions. Net proceeds to the Company from the offering totaled approximately $39.3 million, after deducting underwriting discounts and estimated offering expenses.

                              ETEC SYSTEMS, INC.

  In January 1997, the Board of Directors adopted a shareholder rights plan. Under the plan, the Board of Directors issued rights to acquire Series A Participating Preferred Stock. The number of shares constituting such series is equal to the number of shares of authorized Common Stock divided by 100. The holders of the Series A Participating Preferred Stock would have 100 votes for each share held by them. Holders of the Series A Participating Preferred Stock would be entitled to receive, when and as declared by the Board of Directors of the Registrant, commencing after the close of business on January 31, 1997, a dividend of $1,600 per share. No shares of Series A Participating Preferred Stock have yet been issued, as the conditions necessary for the exercise of rights have not yet occurred.

  The Company's Articles of Incorporation were amended on January 30, 1997 to authorize the issuance of 50,000,000 shares of stock. Such shares include 40,000,000 shares of Common Stock with a par value of $0.01 per share and 10,000,000 shares of Preferred Stock with a par value of $0.01 per share.

 Warrants

  In fiscal 1997, the landlord of the Company's headquarters campus surrendered its warrant to acquire 159,314 shares of the Company's Common Stock in exchange for a warrant to acquire 68,768 shares of the Common Stock at the same exercise price per share. In addition, the landlord's bank surrendered its warrant to acquire 53,104 shares of Common Stock in exchange for 22,461 shares of Common Stock. In September 1997, the landlord exercised its warrant to acquire 68,768 shares of Common Stock(See Note 10-Commitments and Contingencies and Note 13-Subsequent Event.).

  In June 1996, the Company issued warrants to the equity investor discussed above to purchase 75,000 shares of Common Stock at an exercise price equal to $20.00 per share, which was the price of the 500,000 common shares purchased. Such warrants only become exercisable if the investor purchases products and services from the Company in amounts that exceed certain thresholds over the succeeding four years, or upon the occurrence of certain other conditions. The estimated fair value of the warrants, included in "Other assets", is approximately $0.6 million and is being amortized to cost of sales as product purchases are made by the investor in future periods. The warrants expire in fiscal 2001.

NOTE 6--INCOME TAXES

  The components of income before income tax provision (benefit) and extraordinary items are as follows:

                                                           YEAR ENDED JULY 31,
                                                          ----------------------
                                                           1997    1996    1995
                                                          ------- ------- ------
                                                              (IN THOUSANDS)
      Domestic........................................... $49,604 $15,870 $3,401
      Foreign............................................   3,670   5,638  3,412
                                                          ------- ------- ------
                                                          $53,274 $21,508 $6,813
                                                          ======= ======= ======

                              ETEC SYSTEMS, INC.

The components of the income tax provision (benefit) are as follows:

                                                        YEAR ENDED JULY 31,
                                                      -------------------------
                                                       1997      1996     1995
                                                      -------  --------  ------
                                                          (IN THOUSANDS)
Current:
  Federal............................................ $ 9,907  $  2,179  $  200
  State..............................................   1,869     1,187      50
  Foreign............................................   4,957     3,915   2,481
                                                      -------  --------  ------
                                                       16,733     7,281   2,731
                                                      -------  --------  ------
Deferred:
  Federal............................................   2,441   (20,623)    --
  State..............................................     267    (2,357)    --
  Foreign............................................    (605)     (584)   (442)
                                                      -------  --------  ------
                                                        2,103   (23,564)   (442)
                                                      -------  --------  ------
Income tax provision (benefit)....................... $18,836  $(16,283) $2,289
                                                      =======  ========  ======

  The income tax provision (benefit) differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                      YEAR ENDED JULY 31,
                                                    --------------------------
                                                     1997      1996     1995
                                                    -------  --------  -------
                                                         (IN THOUSANDS)
Income tax provision at U.S. statutory rate........ $18,646  $  7,563  $ 2,496
State income taxes, net of federal income tax
 benefit...........................................   1,389     1,187       33
Purchase accounting non-taxable write-offs.........   2,014     2,194      --
Foreign earnings taxed at higher rates.............   2,323     2,103      700
Foreign sales corporation..........................  (1,370)      --       --
Alternative minimum tax and other..................    (245)      810      242
Realized deferred tax assets previously reserved...     --     (7,160)     --
Change in the valuation allowance..................  (3,921)  (22,980)  (1,182)
                                                    -------  --------  -------
  Total............................................ $18,836  $(16,283) $ 2,289
                                                    =======  ========  =======

  The Company recorded a provision for income taxes for the year ended July 31, 1997 of $18.8 million. For the year ended July 31, 1996, the Company recorded an income tax benefit of $16.3 million. Reflected in the provisions for the years ended July 31, 1997 and 1996, respectively, are $1.2 million and $23.0 million income tax benefits recorded as a result of the discrete releases of portions of the valuation allowance previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management has fully reserved deferred tax assets that would be realized, if at all, more than one year in the future. Because of the uncertainty as to realization, management will continue to evaluate the recoverability of the Company's deferred tax assets.

                              ETEC SYSTEMS, INC.

  The components of deferred taxes are as follows:

                                                                 JULY 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
                                                               (IN THOUSANDS)
Current:
  Nondeductible accruals and reserves........................ $17,865  $15,624
  Uniform capitalization adjustment to inventory.............   1,892    1,996
  Revenue recognized for tax return purposes and deferred for
   financial statements......................................     --       366
  Net operating loss carryforwards...........................   2,297    6,650
  Other......................................................     768      977
  Valuation allowance........................................     --    (1,105)
                                                              -------  -------
  Net current deferred tax asset.............................  22,822   24,508
                                                              -------  -------
Noncurrent:
  Book depreciation in excess of tax depreciation............     --       928
  Deferred gain on sale of asset.............................   1,213    1,366
  Net operating loss carryforwards...........................     --     1,735
  Other......................................................     138      555
  Valuation allowance........................................  (1,213)  (4,029)
                                                              -------  -------
  Net noncurrent deferred tax asset..........................     138      555
                                                              -------  -------
  Net deferred tax asset..................................... $22,960  $25,063
                                                              =======  =======

  At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.6 million. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire at various dates through the year 2009.

NOTE 7--RESEARCH, DEVELOPMENT AND ENGINEERING CONTRACTS:

  The Company has received funding for research, development, and engineering contracts of approximately $2.0 million, $0.7 million, and $7.3 million during the years ended July 31, 1997, 1996, and 1995, respectively. With the exception of approximately $1.2 million which was recorded as an offset to selling, general and administrative expenses during the year ended July 31, 1995, the Company has recorded this funding as an offset to research, development and engineering expenses. Included in the $2.0 million during all of fiscal 1997 is $1.5 million of funding which was recognized in the fourth quarter of fiscal 1997 following completion of the first milestone under a multi-million dollar research and development agreement (described below).

  In July 1997, the Company entered into a multi-million dollar agreement with a private consortium to develop a maskmaking system for 0.15 micron device production and 0.13 micron device development. In July 1997, the Company achieved the first milestone under the contract and received $1.5 million. In addition, in June 1997, the Company entered into a cost-reimbursement research and development agreement with the United States Department of Defense Advanced Research Projects Agency ("DARPA"). No funding was recognized under the DARPA agreement during fiscal 1997.

  In November 1992, the Company entered into a cost reimbursement research and development contract with the ARPA/NAVAIR, under which the Company was entitled to receive approximately $22.0 million. In connection with this contract, no funding was received during the years ended July 31, 1997 and 1996. Funding in the amount of approximately $5.7 million was recognized and billed during the year ended July 31, 1995. Costs incurred during each of these periods approximated billings and are included in research, development, and engineering and selling, general, and administrative expenses.

                              ETEC SYSTEMS, INC.

NOTE 8--BENEFIT PLANS:

 Employee Stock Option Plans

  Under the Company's 1990 Employee Stock Option Plan and 1994 Employee Stock Option Plan, options to purchase 600,000 and 448,374 shares, respectively, of Common Stock may be granted. These plans provide that options may be granted at a price not less than the fair value of a share at the date of grant. Options generally vest annually over a four-year period and expire over terms not exceeding ten years.

  Under the 1995 Omnibus Incentive Plan, options to purchase 1,975,000 shares of Common Stock may be granted. Options vest annually over a period not to exceed five years and expire over terms not exceeding ten years.

  In addition, options to purchase 88,503 shares of Common Stock may be granted under certain other option agreements. A total of 11,820 options were outstanding under these agreements at July 31, 1997.

 Executive Stock Plan

  Under the Company's 1990 Executive Stock Plan, options to purchase 884,959 shares of Common Stock may be granted. The Plan provides that options may be granted at a price not less than the fair value of a share at the date of grant. Options generally vest annually over a three-year period and expire over terms not exceeding ten years.

 Directors' Stock Option Plan

  Under the Company's 1995 Directors' Stock Option Plan, options to purchase 150,000 shares of Common Stock may be granted. The plan provides that options may be granted at a price equal to the fair market value at the date of grant. Under this plan, each non-employee director will receive a one-time grant upon joining the Board of Directors and annual grants upon the anniversary of the initial grant. The initial grants vest in two installments, with half of the shares vesting six months after the grant date and the other half vesting on the first anniversary of the grant date. Annual grants vest on the first anniversary of the respective grant date.

 401(k) Plan

  On June 15, 1990, the Company adopted a 401(k) savings plan which covers all eligible employees. The Company contributed approximately $0.4 million, $0.2 million, and $0.2 million to the Plan during the years ended July 31, 1997, 1996, and 1995, respectively.

                              ETEC SYSTEMS, INC.

 Stock-Based Compensation

  A summary of activity for the Employee, Executive, and Directors Stock Option Plans follows showing the weighted average exercise price within each transaction type for each of the years ended July 31, 1997, 1996, and 1995:

                                                                     WEIGHTED
                                                        OPTIONS      AVERAGE
                                                      OUTSTANDING EXERCISE PRICE
                                                      ----------- --------------
      Outstanding, July 31, 1994.....................    957,692      $ 0.45
        Granted......................................    565,406      $ 2.63
        Canceled.....................................    (71,520)     $ 0.49
        Exercised....................................   (306,646)     $ 0.44
                                                       ---------
      Outstanding, July 31, 1995.....................  1,144,932      $ 1.53
        Granted......................................    760,382      $15.52
        Canceled.....................................    (19,409)     $ 3.18
        Exercised....................................   (165,695)     $ 0.47
                                                       ---------
      Outstanding, July 31, 1996.....................  1,720,210      $ 7.71
        Granted......................................    888,964      $38.61
        Canceled.....................................   (148,637)     $ 9.15
        Exercised....................................   (565,854)     $ 2.59
                                                       ---------
      Outstanding, July 31, 1997.....................  1,894,683      $23.30
                                                       =========

  At July 31, 1997, 1996, and 1995, options exercisable totaled 345,773, 508,376, and 412,426, respectively.

  Significant option groups outstanding at July 31, 1997, related weighted average exercise price of options granted and contractual life information are as follows:

                            OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                      -------------------------------- ----------------------
                       WEIGHTED-
                        AVERAGE              WEIGHTED-            WEIGHTED-
         RANGE OF      REMAINING              AVERAGE              AVERAGE
         EXERCISE     CONTRACTUAL            EXERCISE              EXERCISE
          PRICES      LIFE (YEARS)  SHARES     PRICE    SHARES      PRICE
         --------     ------------ --------- --------- ---------- -----------
      $ 0.01--$ 4.00      7.19       459,355  $ 2.16      234,077  $    1.81
      $ 4.88--$11.50      8.41       235,020    9.37       16,671       9.95
      $11.88--$30.50      8.99       420,534   23.29       87,238      22.30
      $30.63--$40.00      9.52       288,662   35.67        7,787      35.51
      $40.13--$52.50      9.84       491,112   42.48          --         --
                                   ---------           ----------
        TOTAL                      1,894,683              345,773
                                   =========           ==========

  As described in Note 1, the Company has adopted the disclosure provisions as required by SFAS 123. Accordingly, no compensation cost has been recognized in the Company's statements of operations as all options were granted at an exercise price equal to the market value of the Company's common stock at the date of grant.

  As required by SFAS 123 for pro forma disclosure purposes only, the Company has calculated the estimated grant date fair value using the Black-Scholes model. The Black-Scholes model, as well as other currently

                              ETEC SYSTEMS, INC.

accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

  The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                                                     1997  1996
                                                                     ----  ----
      Expected life (years).........................................   5     5
      Risk-free interest rate....................................... 6.4%  6.0%
      Volatility....................................................  53%   53%
      Dividend yield................................................ --    --

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 1997 and 1996 was $17.44 and $7.35 per option, respectively.

 Employee Stock Purchase Plan

  Since July 1995, the Company has offered an Employee Stock Purchase Plan ("ESPP") under which rights are granted to purchase shares of Common Stock at 85% of the lesser of the market value of such shares at the beginning of an 18-month offering period or at the end of each six-month segment within the offering period. Under the ESPP, the Company is authorized to grant options to purchase up to 500,000 shares of the Company's Common Stock. During fiscal 1997 and fiscal 1996, 68,067 and 39,189 shares, respectively, were purchased at an average price ranging from $8.57 to $17.21 per share. Shares available for future purchase under the ESPP totaled 392,744 at July 31, 1997.

  The following weighted average assumptions are included in the estimated grant date fair value calculations under the ESPP:

                                                                     1997  1996
                                                                     ----  ----
      Expected life (years)......................................... 0.5   0.5
      Risk-free interest rate....................................... 6.4%  6.0%
      Volatility....................................................  53%   53%
      Dividend yield................................................ --    --

  Compensation cost (included in pro forma net income and net income per share amounts only) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP was calculated using the Black-Scholes model. Included in the pro forma net income for fiscal 1997 and 1996, is compensation expense related to purchase rights granted during fiscal 1997. The weighted average estimated grant date fair value per share for rights granted under the ESPP, as defined by SFAS 123, for stock purchased under the ESPP during fiscal 1997 and fiscal 1996 was $6.07 and $6.68 per share, respectively.

 Pro forma results

  Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and employee stock purchase plan, the pro forma effect on net income and net income per share takes into consideration pro forma compensation related only to grants made after December 15, 1995. Consequently, the pro forma effect on net income and net income per share for fiscal 1997 and fiscal 1996 is not necessarily representative of the pro forma effect on net income in future years.

                              ETEC SYSTEMS, INC.

  Pro forma results for fiscal 1997 and 1996 are as follows:

                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS,
                                                                 EXCEPT SHARE
                                                                   AMOUNTS)
      Pro forma net income..................................... $31,447 $35,320
      Pro forma net income per share........................... $  1.43 $  1.93

NOTE 9--RELATED PARTY TRANSACTIONS:

  In March 1990, the Company entered into an inventory component purchasing agreement with one of the former holders of its Series B mandatorily redeemable convertible preferred stock (which were converted into shares of Common Stock in October 1995), pursuant to which the Company committed to purchase specified quantities of components upon achieving certain sales levels. In fiscal 1992, the Company was billed $1.4 million under this agreement. The Company disputed the appropriateness of this billing, but paid the related party $1.0 million in fiscal 1993. The related party continued to maintain that the Company had not satisfied its obligations under the agreement. In fiscal 1995, the Company entered into an agreement under which the related party released the Company from all obligations under the 1990 inventory purchase agreement and the Company issued the related party a warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $1.70 per share. This warrant was exercised during fiscal 1997.

  During fiscal 1997, the Company made loans to certain of its officers. Approximately $0.2 million of these loans were collateralized by the officers' common stock and were repaid subsequent to year-end. Included in "Other current assets" at July 31, 1997 is a $0.1 million receivable from an officer which bears interest at 7.375% and matures in the year 2002. The loan is collateralized by the officer's home.

  Sales to related parties included in product and service revenue in fiscal 1996, and 1995 were approximately $21.6 million, and $13.0 million, respectively. The Company is not aware of any related party sales during fiscal 1997.

  At July 31, 1997 and 1996, included in accrued liabilities is approximately $8.4 million and $4.7 million, respectively, due to a party that at that time held shares of the Company's Series E mandatorily redeemable convertible preferred stock. The amount is due under a financing arrangement, whereby the holder provides interim financing of certain Japanese receivables between the date of billing and the date of collection from the customers of the Company. Amounts due bear interest at the Japanese prime rate (1.625% at July 31, 1997) plus 1.25% per annum.

NOTE 10--COMMITMENTS AND CONTINGENCIES:

  During fiscal 1997, the Company completed construction of a new administrative building at a cost of $5.0 million. The Company sold the building to its existing landlord for the $5.0 million cost of the building and leased back the property for 15 years with options to renew the lease for four five-year periods. At the end of the third, sixth, ninth and twelfth years, respectively, the rent will be adjusted by an amount based on any percentage increase in the Consumer Price Index for the preceding three years, with a cap for the three-year period of 12%. Under the terms of the lease, the Company is responsible for paying maintenance, insurance, taxes, and all other expenses associated with operating and maintaining the Property. The agreement requires the Company to comply with certain financial covenants. At July 31, 1997, the Company was in compliance with these covenants.

  In addition, the Company has also obtained a commitment from its landlord to provide financing of up to $11.0 million for leasehold improvements to its existing office and manufacturing facilities located adjacent to the new building.

                              ETEC SYSTEMS, INC.

  Concurrent with an August 1996 commitment from its landlord to provide financing for leasehold improvements, the Company agreed to amend the existing warrant agreements with the landlord and the landlord's bank. This amendment provided for a refund of $2.6 million of the purchase price related to the sale and leaseback transaction of the Company's headquarters campus which the Company had concluded in fiscal 1995. The Company has accounted for the $2.6 million refund payment as a reduction in the deferred gain on sale of asset. (See Note 5--Stockholders' Equity.)

  In addition to its headquarters campus discussed above, the Company leases certain other facilities and equipment under operating lease agreements. Rent expense under all operating leases for the years ended July 31, 1997, 1996, and 1995, was $5.5 million, $3.5 million, and $2.6 million, respectively. Future minimum lease commitments excluding property taxes, maintenance and insurance under leases having initial or remaining terms in excess of one year, are as follows (in thousands) for the fiscal year ending July 31:

      1998.............................................................. $ 6,232
      1999..............................................................   5,811
      2000..............................................................   4,750
      2001..............................................................   4,126
      2002..............................................................   2,877
      Thereafter........................................................  18,108
                                                                         -------
                                                                         $41,904
                                                                         =======

  In April 1995, the Company signed an agreement with a distributor of the Company, under which Etec Japan assumed responsibility for sales, direct customer service, and support for the Company's products in the Japanese market. As part of this agreement, the Company agreed to pay the distributor a flat fee for each CORE and ALTA system sold in the defined sales territory. The fee is to be paid until a total of 21 systems have been sold, or five years have passed, whichever occurs first. At July 31, 1997, the maximum total remaining fees to be paid under this agreement will not exceed $1.5 million.

                               ETEC SYSTEMS, INC.

NOTE 11--GEOGRAPHIC REPORTING AND CUSTOMER CONCENTRATION:

                                             UNITED  JAPAN AND
                                             STATES  FAR EAST  EUROPE  TOTAL
                                            -------- --------- ------ --------
                                                      (IN THOUSANDS)
Net revenues to third parties for the year
 ended:
  July 31, 1997
    Domestic............................... $ 67,991  $   --   $  --  $ 67,991
    Foreign................................   85,840   81,043   6,040  172,923
                                            --------  -------  ------ --------
                                            $153,831  $81,043  $6,040 $240,914
                                            ========  =======  ====== ========
  July 31, 1996
    Domestic............................... $ 49,913  $   --   $  --  $ 49,913
    Foreign................................   30,360   59,788   5,584   95,732
                                            --------  -------  ------ --------
                                            $ 80,273  $59,788  $5,584 $145,645
                                            ========  =======  ====== ========
  July 31, 1995
    Domestic............................... $ 33,342  $   --   $  --  $ 33,342
    Foreign................................   13,353   31,057   5,164   49,574
                                            --------  -------  ------ --------
                                            $ 46,695  $31,057  $5,164 $ 82,916
                                            ========  =======  ====== ========

                                             UNITED  JAPAN AND
                                             STATES  FAR EAST  EUROPE    TOTAL
                                             ------- --------- -------  -------
                                                      (IN THOUSANDS)
Operating income (loss) for the year ended:
  July 31, 1997............................. $45,430  $7,647   $(2,636) $50,441
                                             =======  ======   =======  =======
  July 31, 1996............................. $15,340  $5,174   $   149  $20,663
                                             =======  ======   =======  =======
  July 31, 1995............................. $ 7,415  $3,975   $    13  $11,403
                                             =======  ======   =======  =======

                                               UNITED  JAPAN AND
                                               STATES  FAR EAST  EUROPE  TOTAL
                                              -------- --------- ------ --------
                                                        (IN THOUSANDS)
Identifiable assets at:
  July 31, 1997.............................. $243,870  $39,057  $1,616 $284,543
                                              ========  =======  ====== ========
  July 31, 1996.............................. $174,015  $31,878  $2,978 $208,871
                                              ========  =======  ====== ========

                                                       YEAR ENDED JULY 31,
                                                       ----------------------
                                                        1997    1996    1995
                                                       ------  ------  ------
      Customers comprising 10% or more of the
       Company's total revenue for the periods
       indicated:
        A.............................................    16%      8%     14%
        B.............................................     6%     13%     14%
        C.............................................    14%     17%     12%

                              ETEC SYSTEMS, INC.

NOTE 12--ACQUISITIONS:

 Ebetech

  In the third quarter of fiscal 1997, the Company's wholly-owned subsidiary, Etec Holding Co. GmbH, acquired substantially all of the assets, properties, and business of Ebetech Electron Beam Technology GmbH ("Ebetech") from VCB (the Venture Capital Company of Siemens AG), MRS Technology, Inc. and a group of founding employees in exchange for $4.7 million, net of cash acquired, and the issuance of a note payable of $0.5 million. The allocation of the Company's purchase price to tangible and identifiable intangible assets and liabilities assumed was as follows (in thousands):

      Inventory......................................................... $  368
      Other current assets..............................................    328
      Other assets......................................................    674
      In-process technology.............................................  3,874
      Accounts payable and accrued expenses.............................   (128)
                                                                         ------
      Total acquisition costs........................................... $5,116
                                                                         ======

  Management's estimate of the value of the in-process technology and the existing technology was prepared using an income approach methodology that considered the present value of the cash flows expected to be generated over the estimated useful life of the technology. Approximately $3.9 million of the excess of the purchase price over the fair value of the net assets acquired was allocated to in-process technology acquired and written off in the third quarter of fiscal 1997 because of the uncertainty as to realization.

 Polyscan

  In the third quarter of fiscal 1996, Etec Polyscan, Inc. ("Etec Polyscan"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain specified liabilities of Polyscan, Inc. ("Polyscan") in exchange for 350,000 shares of the Company's Common Stock with an agreed-upon market value of $3.5 million. One of the liabilities assumed by Etec Polyscan was Polyscan's obligation to repay the outstanding loan in the amount of approximately $1.2 million. Etec Polyscan has retained 175,000 of the Company's common shares issued until February 5, 1998 to provide payment for any liability of Polyscan or the Polyscan shareholders (which was not assumed by Etec Polyscan as part of the acquisition) or any adjustment of the purchase price. The excess of the purchase price over the fair value of the net assets of $6.3 million was allocated to in-process technology acquired, which because of the uncertainty as to realization, the Company wrote off in fiscal 1996.

  On June 27, 1995, the Company entered into a loan agreement with Polyscan whereby the Company advanced $1.8 million to Polyscan. The loan bore interest at prime plus 3% and the balance was due on January 31, 1996. During February 1996, Polyscan repaid $0.6 million to the Company.

  The purchase price for book purposes was allocated by the Company approximately as follows (in thousands):

Inventory............................................................. $   733
Other current assets..................................................      69
Other assets..........................................................      65
In-process technology.................................................   6,269
Accounts payable and accrued expenses (includes note payable to the
 Company).............................................................  (3,636)
                                                                       -------
    Total acquisition costs........................................... $ 3,500
                                                                       =======

                              ETEC SYSTEMS, INC.

 Pro forma results of the acquisitions

  The operating results of the acquisitions of Ebetech and Polyscan are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the Ebetech and Polyscan acquisitions had occurred at the beginning of fiscal 1997 and fiscal 1995, respectively, after giving effect to certain adjustments, including interest income on the Polyscan loan and the increase in common equivalent shares outstanding. Additionally, the fiscal 1997 and fiscal 1996 pro forma information excludes the $3.9 million and $6.3 million write-offs of in-process technology acquired, respectively. Ebetech's results of operations included in the pro forma presentation for fiscal 1997 are for July 31, 1996 to July 31, 1997; no pro forma results are presented for comparative purposes for fiscal 1996 because Ebetech did not commence operations until July 31, 1996. Polyscan's results of operations included in the pro forma presentation for the years ended July 31, 1996 and 1995, are for the period from July 1, 1995 through January 31, 1996 and the twelve months ended June 30, 1995, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions taken place at the beginning of the periods presented or of the results which may occur in the future.

                                                          1997    1996    1995
                                                         ------- ------- ------
                                                              (UNAUDITED)
Net income (in thousands)............................... $38,171 $42,207 $8,150
Net income per share.................................... $  1.73 $  2.28 $ 0.54

NOTE 13--SUBSEQUENT EVENT:

  In August 1997, the Company entered into an agreement to purchase approximately 15.2 acres of land in Hillsboro, Oregon. Upon close of escrow (currently scheduled for the second quarter of fiscal 1998), the Company plans to construct a new facility on the site to meet development and manufacturing requirements for its advanced laser mask pattern generation products.

                               ETEC SYSTEMS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents were filed as part of this report:

    1. Financial Statements--See Index to Consolidated Financial Statements at page 25.

      .Report of Independent Accountants, page 27

      .Consolidated Balance Sheets, page 28

      .Consolidated Statements of Income, page 29

      .Consolidated Statements of Stockholders' Equity (Deficit), page 30

      .Consolidated Statements of Cash Flows, page 31

      .Notes to Consolidated Financial Statements, page 32

    2. Financial Statement Schedules--All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

    3. Exhibits--See Index to Exhibits at page 51 of this Form 10-K.

(b) Reports on Form 8-K--No reports on Form 8-K have been filed during the fourth quarter of fiscal 1997.

                               ETEC SYSTEMS, INC.

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER  NOTE*               DESCRIPTION OF DOCUMENTS                  PAGE
 ------- -----               ------------------------              ------------
 2.1       (3)   Agreement and Plan of Reorganization among the
                 Registrant, Etec Polyscan, Inc. Polyscan, Inc.
                 and the shareholders of Polyscan, Inc. dated
                 January 30, 1996...............................
 2.2       (7)   Share Purchase Agreement dated March 13/14,
                 1997 by and between Registrant, SXR-2
                 Vermogensverwaltungsgesellschaft GmbH, Ebetech
                 Electron-Beam Technology Vertiebs GmbH and the
                 Selling Shareholders named therein.............
                 Eighth Amended and Restated Articles of
 3.1       (6)   Incorporation..................................
 3.2       (2)   Bylaws of the Registrant, as amended...........
 4.1       (6)   Rights Agreement, dated as of January 15, 1997,
                 by and between Registrant and Bank of Boston,
                 Rights Agent...................................
 10.1      (1)   1990 Stock Plan of Registrant..................
 10.2      (1)   1990 Executive Stock Plan of Registrant........
 10.3      (1)   1994 Employee Stock Option Plan of Registrant..
 10.4      (1)   1995 Omnibus Incentive Plan of Registrant......
                 1995 Employee Stock Purchase Plan of
 10.5      (1)   Registrant.....................................
                 1995 Directors' Stock Option Plan of
 10.6      (1)   Registrant.....................................
 10.7      (1)   Senior Management Incentive Plan of Registrant.
 10.8      (1)   Lease Agreement between Beaverton-Redmond Tech
                 Properties and ATEQ Corporation dated June 18,
                 1985, as amended May 15, 1987 and September 20,
                 1989...........................................
 10.9      (1)   Series C Shareholders' Rights Agreement by and
                 among the Registrant and Certain Former Holders
                 of Capital Stock of ATEQ Corporation and
                 Warrants to Purchase Capital Stock of ATEQ
                 Corporation dated as of November 8, 1991, as
                 amended December 1991 and January 14, 1994.....
                 EBES Information Agreement dated October 1,
                 1975 between Western Electric Company, Inc. and
                 Etec, as amended April 1, 1976, August 3, 1976,
                 July 1, 1980, November 22, 1983 and December
 10.10     (1),* 20, 1983.......................................
                 Consent to Assignment by AT&T to assignment by
                 Perkin-Elmer to Etec of the EBES Information
                 Agreement dated October 1, 1975 between Western
 10.11     (1)   Electric Company, Inc. and Etec................
 10.12     (1)   Agreement on OfficerOs Retirement between the
                 Registrant and John Suzuki dated as of January
                 25, 1994.......................................
 10.13     (1)   Form of Indemnity Agreements...................
 10.14     (1)   Amended and Restated Loan and Security
                 Agreement between the Registrant and Polyscan,
                 Inc. dated as of August 16, 1995...............
 10.15     (4)   Amendment Three dated April 3, 1996 to Lease
                 Agreement dated June 18, 1985 and as amended
                 May 15, 1987 and September 20, 1989 between
                 Beaverton-Redmond Tech Properties and the
                 Registrant.....................................
 10.16   (3)     Registration Rights Agreement dated as of
                 February 5, 1996 among the Registrant,
                 Polyscan, Inc. and the stockholders of
                 Polyscan, Inc..................................
                 Credit Agreement among Registrant and the
                 Lenders named therein and ABN-AMRO Bank, N.V.
 10.17     (4)   as agent for Lenders, dated May 24, 1996.......
 10.18     (1)   Amendment and Assumption Agreement dated May
                 14, 1992 by and between the
                 Registrant, SEMATECH, INC. and ATEQ
                 Corporation....................................

--------
* See NOTE reference at end of this Exhibit Index.

                                                                    SEQUENTIALLY
 EXHIBIT                                                              NUMBERED
 NUMBER  NOTE               DESCRIPTION OF DOCUMENT                     PAGE
 ------- ----               -----------------------                 ------------
 10.19   (5)  Investor Agreement dated June 28, 1996 by and among
              the Registrant and Intel Corporation...............
 10.20   (5)  Agreement dated as of July 23, 1996 by and between
              Registrant and SEMATECH, INC.......................
 10.21   (6)  Amended and Restated Lease Agreement, dated January
              31, 1997, by and between Registrant and ESI(CA) QRS
              12-6, Inc..........................................
 10.22   (7)  First Amendment to Credit Agreement dated April 23,
              1997 by and between Registrant, the Lenders named
              therein, and ABN-AMRO Bank, N.V. amending Credit
              Agreement dated May 24, 1996.......................
 10.23        Agreement to Purchase Real Property dated May 22,
              1997 by and between Registrant and Royal Neighbors
              of America.........................................        52
 10.24        Letter Agreement dated as of June 30, 1997 between
              Registrant and Corporate Property Associates 12
              Incorporated and ESI (CA) QRS 12-6, Inc............        68
 11           Statement of computation of earnings per share.....        75
 23           Consent of Price Waterhouse LLP....................        76
 24           Power of Attorney..................................        77
 27           Financial Data Schedule............................        78

--------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1(File No. 33-95648).
(2) Incorporated herein by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 1996.
(3) Incorporated herein by reference to Exhibits 2.1 and 2.2, respectively, to Registrant's Current Report on Form 8-K dated February 5, 1996.
(4) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 (File No. 333-04363).
(5) Incorporated herein by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1996.
(6) Incorporated herein by reference to Exhibits 2, 10.2, and 10.1, respectively, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997
(7) Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 1997.
 *   Confidential treatment has been previously granted.