Form 10-Q
period 1997-10-31
ETEC SYSTEMS INC
filed 1997-12-05
CIK 851397

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

FOR THE QUARTER ENDED OCTOBER 31, 1997          COMMISSION FILE NUMBER: 0-26968

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

                                 Yes  X  No

  21,878,384 shares of Common Stock were outstanding as of November 30, 1997.

 This report, including exhibits, consists of 44 pages. The Index of Exhibits is found on page 15.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets at October 31, 1997 and July 31, 1997....   3
        Consolidated Statements of Income for the three months ended
        October 31, 1997 and 1996............................................   4
        Consolidated Statements of Cash Flows for the three months ended
        October 31, 1997 and 1996............................................   5
        Notes to Consolidated Financial Statements...........................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................   9
PART II--OTHER INFORMATION
Item 1. Legal Proceedings.................................................... N/A
Item 2. Changes in Securities................................................ N/A
Item 3. Defaults Upon Senior Securities...................................... N/A
Item 4. Submission of Matters to a Vote of Security Holders.................. N/A
Item 5. Other Information.................................................... N/A
Item 6. Exhibits and Reports on Form 8-K.....................................  13
Signature....................................................................  14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (Unaudited)

                                                           OCTOBER   JULY 31,
                                                          31, 1997     1997
                                                          ---------  ---------
ASSETS
Current assets:
 Cash and cash equivalents............................... $  57,866  $  55,975
 Marketable securities...................................    40,872     34,262
 Accounts receivable, less allowance for doubtful
  accounts of $1,208 and $1,136..........................    63,607     54,879
 Inventory...............................................    69,455     67,202
 Deferred tax assets.....................................    22,822     22,822
 Other current assets....................................     4,486      3,322
                                                          ---------  ---------
  Total current assets...................................   259,108    238,462
Property, plant and equipment, net.......................    44,400     42,013
Other assets.............................................     4,308      4,068
                                                          ---------  ---------
                                                          $ 307,816  $ 284,543
                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable........................................ $  16,952  $  20,830
 Accrued and other liabilities...........................    68,109     53,028
 Taxes payable...........................................     8,789      8,301
                                                          ---------  ---------
  Total current liabilities..............................    93,850     82,159
Deferred gain on sale of asset...........................     2,804      2,871
Other liabilities........................................     1,898      1,872
                                                          ---------  ---------
  Total liabilities......................................    98,552     86,902
                                                          ---------  ---------
Commitments and Contingencies

Stockholders' equity:
 Preferred Stock, par value $0.01 per share; 10,000,000
  shares authorized; none issued and outstanding.........       --         --
 Common Stock, par value $0.01 per share; 40,000,000
  shares authorized; 21,877,046 and 21,679,636 issued and
  outstanding............................................       219        217
 Warrants................................................       600        631
 Additional paid-in capital..............................   201,339    198,557
 Cumulative translation adjustments......................    (1,118)      (719)
 Net unrealized gain on investments......................        41        --
 Retained earnings (Accumulated deficit).................     8,183     (1,045)
                                                          ---------  ---------
  Total stockholders' equity.............................   209,264    197,641
                                                          ---------  ---------
                                                          $ 307,816  $ 284,543
                                                          =========  =========

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                               THREE MONTHS
                                                                   ENDED
                                                                OCTOBER 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
Revenue:
  Products................................................... $58,971  $36,402
  Services...................................................   9,394    8,485
                                                              -------  -------
                                                               68,365   44,887
                                                              -------  -------
Cost of revenue:
  Products...................................................  27,747   17,552
  Services...................................................   7,084    6,552
                                                              -------  -------
                                                               34,831   24,104
                                                              -------  -------
Gross profit.................................................  33,534   20,783
                                                              -------  -------
Operating expenses:
  Research, development and engineering......................  10,777    6,481
  Selling, general and administrative........................   9,277    5,895
                                                              -------  -------
                                                               20,054   12,376
                                                              -------  -------
Income from operations.......................................  13,480    8,407
Interest expense.............................................    (199)    (244)
Other income, net............................................   1,025      794
                                                              -------  -------
Income before income tax provision...........................  14,306    8,957
Income tax provision.........................................   5,078    1,973
                                                              -------  -------
Net income................................................... $ 9,228  $ 6,984
                                                              =======  =======



Net income per share......................................... $  0.41  $  0.33
                                                              =======  =======
Number of weighted average common equivalent shares used in
 per share calculation.......................................  22,618   21,118
                                                              =======  =======


          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                               THREE MONTHS
                                                                   ENDED
                                                                OCTOBER 31
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $ 9,228  $ 6,984
  Adjustments to reconcile net income to net cash provided by
   (used in)
   operating activities:
    Depreciation, amortization, and other noncash charges....   1,889    1,033
    Deferred taxes...........................................     --    (1,162)
    Changes in assets and liabilities:
      Accounts receivable.................................... (15,483)  (6,534)
      Factoring of accounts receivable.......................   6,200      --
      Inventory..............................................  (2,142)  (9,289)
      Other assets...........................................  (1,489)    (839)
      Accounts payable.......................................  (3,868)   3,977
      Accrued and other liabilities..........................  17,098   (5,166)
                                                              -------  -------
        Net cash provided by (used in) operating activities..  11,433  (10,996)
                                                              -------  -------
Cash flows from investing activities:
  Purchases of marketable securities, net....................  (6,610)  (7,842)
  Capital expenditures for property and equipment, net.......  (4,265)  (4,159)
  New building construction costs............................     --    (1,271)
                                                              -------  -------
        Net cash used in investing activities................ (10,875) (13,272)
                                                              -------  -------
Cash flows from financing activities:
  Repayment of debt and capital leases.......................     (37)    (932)
  Financing from intermediary, net of repayments.............     114    3,627
  Repurchase of warrants.....................................     --    (2,633)
  Collection of notes receivable from stockholders...........     200      --
  Proceeds from issuance of Common Stock.....................   1,334      236
                                                              -------  -------
        Net cash provided by financing activities............   1,611      298
                                                              -------  -------
Effect of exchange rate changes on cash......................    (278)     225
                                                              -------  -------
Net change in cash and cash equivalents......................   1,891  (23,745)
Cash and cash equivalents at the beginning of the period.....  55,975   44,472
                                                              -------  -------
Cash and cash equivalents at the end of the period........... $57,866  $20,727
                                                              =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest..................... $    93  $   194
                                                              =======  =======
Cash paid during the period for income taxes................. $ 3,371  $ 2,930
                                                              =======  =======

          See accompanying notes to consolidated financial statements.

                              ETEC SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  In the opinion of the management of Etec Systems, Inc. ("Etec" or the "Company"), the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the July 31, 1997 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim period results.

  The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended July 31, 1997 included in the Company's Annual Report on Form 10-K (File No. 0-26968). The July 31, 1997 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

 Recent Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement is effective for all periods ending after December 15, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted SFAS 128 as of the beginning of fiscal 1996, pro forma earnings per share for the quarters ended October 31, 1997 and 1996, respectively, would have been as follows:

                                                            THREE MONTHS ENDED
                                                                OCTOBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------- ---------
      Basic earnings per share............................. $    0.42 $    0.35
                                                            ========= =========
      Diluted earnings per share........................... $    0.41 $    0.33
                                                            ========= =========

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS 130 is effective for all periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. The Company will adopt SFAS 130 for the second quarter of fiscal 1998 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements.

  SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements. This statement also establishes standards for related disclosures about products and services,

                              ETEC SYSTEMS, INC.

geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in fiscal 1999 and is currently studying its provisions.

 Capitalization of Software

  The Company capitalizes certain costs related to the purchase of software for internal use and its implementation which include purchased software, consulting fees, and use of certain specified Company resources. As of October 31, 1997, approximately $10.0 million of costs (net of accumulated depreciation) associated with internal use software had been capitalized. These costs are being depreciated using an estimated useful life of seven years.

  In November 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a final consensus on Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation." The EITF consensus is that business reengineering costs incurred in connection with an overall information technology transformation project should be expensed as incurred. Activities deemed to be business process reengineering include the following: current state assessments, configuring and prototyping, process reengineering, and work force restructuring. The consensus is effective for quarter ends which include November 20, 1997. The consensus requires that the unamortized amounts of such costs previously capitalized as of the beginning of the quarter which includes November 20, 1997 be charged off during that quarter as the cumulative effect of a change in accounting principle. The Company will adopt the consensus during its second fiscal quarter ended January 31, 1998. The Company is currently studying the consensus and its potential effects.

NOTE 2--CASH EQUIVALENTS AND MARKETABLE SECURITIES

  At October 31, 1997, the Company's investments were classified as available-for-sale. The difference between the cost and fair value of those investments is shown as a separate component of stockholders' equity. At October 31, 1997, approximately $87.1 million of the Company's investments were classified as cash and cash equivalents or marketable securities on the balance sheet. The investment portfolio at October 31, 1997 is comprised of money market funds, corporate debentures, asset-backed obligations, U.S. Government agency securities, certificates of deposit, commercial paper, auction-rate preferreds, and municipal obligations.

NOTE 3--CERTAIN BALANCE SHEET COMPONENTS

                                                            OCTOBER 31, JULY 31,
                                                               1997       1997
                                                            ----------- --------
                                                               (IN THOUSANDS)
      Accounts receivable:
        Accounts receivable*...............................   $55,035   $46,421
        Financed receivables**.............................     8,572     8,458
                                                              -------   -------
                                                              $63,607   $54,879
                                                              =======   =======

--------
* During the quarter ended October 31, 1997, the Company factored approximately $6.2 million of accounts receivable.

** Accounts receivable, net, at October 31, 1997 and July 31, 1997, has been offset by a liability of $8.6 million and $8.5 million, respectively, which is due to a trading partner as a result of third-party financing arrangements.

                               ETEC SYSTEMS, INC.

NOTE 3--CERTAIN BALANCE SHEET COMPONENTS--(Continued)

                                                            OCTOBER 31, JULY 31,
                                                               1997       1997
                                                            ----------- --------
                                                               (IN THOUSANDS)
      Inventory:
        Purchased parts....................................   $22,228   $20,325
        Work-in-process....................................    34,762    35,972
        Spares.............................................    12,465    10,905
                                                              -------   -------
                                                              $69,455   $67,202
                                                              =======   =======

NOTE 4--SALE AND LEASEBACK TRANSACTION

  In October 1997, the Company completed two sale and leaseback transactions with two leasing companies. The sale and leaseback transactions generated financing proceeds of $3.7 million. Under the leasing arrangements, equipment purchased for the Hayward facility with a net book value at the time of the sale and leaseback transaction of $3.7 million was sold to the leasing companies and leased back for use at the Hayward facility under leases classified as operating leases.

NOTE 5--INCOME TAXES

  The Company recorded provisions for income taxes for the quarters ended October 31, 1997 and 1996 of $5.1 million and $2.0 million, respectively. The Company's provision for income taxes for the quarter ended October 31, 1997 reflects the utilization of tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. Reflected in the provision for the quarter ended October 31, 1996 is a tax benefit of $1.2 million. The benefit reflects the discrete release in the first quarter of fiscal 1997 of $1.2 million of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

NOTE 6--SUBSEQUENT EVENT

  In August 1997, the Company entered into an agreement to purchase approximately 15.2 acres of land in Hillsboro, Oregon. In November 1997, the Company completed this purchase at a cost of approximately $2.4 million. The Company plans to have a new facility constructed on this site to meet development and manufacturing requirements for its advanced laser mask pattern generation products.

                              ETEC SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

QUARTERS ENDED OCTOBER 31, 1997 AND OCTOBER 31, 1996

  Revenue. Revenues are primarily comprised of sales of ALTA, MEBES, and CORE systems, accessories and upgrades, and sales of technical support, maintenance and other services. The Company derives most of its revenues from the sale of a small number of systems and upgrades and any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular quarter.

  Product revenue increased 62% to $59.0 million from $36.4 million for the quarters ended October 31, 1997 and 1996, respectively. This increase reflects the sale of four additional systems, generally higher average selling prices, and an increase in the sales of upgrades and accessories.

  Service revenue increased 11% to $9.4 million from $8.5 million for the quarters ended October 31, 1997 and 1996, respectively, due primarily to generally higher service activity caused by an increase in the number of systems under service contracts.

  Gross Profit. The Company's gross profit on product revenue increased 66% to $31.2 million from $18.9 million for the quarters ended October 31, 1997 and 1996, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 53% from 52% for the quarter ended October 31, 1997 compared to the quarter ended October 31, 1996. The increase in product gross margin is primarily attributable to generally higher average selling prices for the Company's products and an increase in the sales of accessories (which tend to have higher gross margins). There can be no assurance that the Company will be able to maintain the increase in gross margin on product revenue in future periods.

  The Company's gross profit on service revenue increased 20% to $2.3 million from $1.9 million for the quarters ended October 31, 1997 and 1996, respectively. Gross margin on service revenue was 25% and 23% for the quarters ended October 31, 1997 and 1996, respectively. The increases in gross profit and gross margin reflect increased revenues from an increase in the number of systems under service contract and increased productivity. There can be no assurance that the Company will be able to maintain an increase in gross margin on service revenue in future periods.

  Research, Development and Engineering. The Company's spending in research, development and engineering expenses continues to reflect its commitment to increased levels of product development effort. These expenses, net of third-party funding under cooperative development agreements, increased to $10.8 million, representing 16% of revenue, from $6.5 million, representing 14% of revenue, for the quarters ended October 31, 1997 and 1996, respectively. Approximately $1.1 million of the first quarter of fiscal 1998 expenses related to the writing down of certain Etec Polyscan inventories to net realizable value. The Company also experienced an increase in funding of $1.2 million in the first quarter of fiscal 1998 over the first quarter of fiscal 1997. This increase is attributable to the achievement of milestones under a multi-million dollar cost reimbursement and development agreement with a private consortium. The Company expects future increases in net spending due to its commitment to product development.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $9.3 million, representing 14% of revenue, from $5.9 million, representing 13% of revenue, for the quarters ended October 31, 1997 and 1996, respectively. Selling, general and administrative expenses increased primarily due to market development fees and sales commissions associated with increased laser beam system sales in Asia and administrative costs associated with Ebetech.

                              ETEC SYSTEMS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS -- (CONTINUED)

  Income Tax Provision. The Company recorded provisions for income taxes for the quarters ended October 31, 1997 and 1996 of $5.1 million and $2.0 million, respectively. The Company's provision for income taxes for the quarter ended October 31, 1997 reflects the utilization of tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. Reflected in the provision for the quarter ended October 31, 1996 is a tax benefit of $1.2 million. The benefit reflects the discrete release in the first quarter of fiscal 1997 of $1.2 million of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

B. LIQUIDITY AND CAPITAL RESOURCES

  In addition to its operational cash flows, in fiscal 1997 and fiscal 1996, the Company raised approximately $108.0 million from its initial public offering, two additional public offerings, and a private placement. In fiscal 1997, the Company received proceeds of $5.0 million from the sale and leaseback financing of its headquarters campus.

  The Company has spent approximately $4.3 million for net capital expenditures in the first quarter of fiscal 1998 primarily to purchase testing, process lab and other equipment, upgrade its manufacturing facilities, and continue to implement an enterprise-wide business software system. The Company has budgeted a total of approximately $80.0 million for capital expenditures in fiscal 1998, approximately $40.0 million of which the Company intends to finance through various mechanisms. In October 1997, the Company purchased approximately 4.2 acres of land in Hayward, California for $0.9 million. This site provides the Company flexibility for future expansion of its Hayward-based operations. In addition, in August 1997, the Company entered into an agreement to purchase approximately 15.2 acres of land in Hillsboro, Oregon. In November 1997, the Company completed the purchase of this land for approximately $2.4 million. The Company plans to have a new facility constructed on the site to meet development and manufacturing requirements for its advanced laser mask pattern generation products.

  As of October 31, 1997, the Company had cash and cash equivalents and marketable securities of $98.7 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit, will provide adequate cash to fund its operations for at least the next twelve months. The Company also believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. As such, the Company may effect additional equity or debt financings in the future to fund such activities.

 0perating Activities

  Net cash provided by operating activities for the three months ended October 31, 1997 was $11.4 million. Net cash used in operating activities for the three months ended October 31, 1996 was $11.0 million.

  Cash flows from operating activities for the three months ended October 31, 1997 primarily reflected net income of $9.2 million; increases in noncash items (which include depreciation and amortization) of $1.9 million; and increases in accounts receivable of $15.5 million, factoring of accounts receivable of $6.2 million, increases in inventory of $2.1 million, decreases in accounts payable of $3.9 million, and increases in accrued and other liabilities of $17.1 million (primarily due to increases in advances from customers of $13.0 million).

                              ETEC SYSTEMS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)

  Cash flows used in operating activities for the three months ended October 31, 1996 primarily reflected net income of $7.0 million; decreases in noncash items (which include $1.2 million of deferred taxes, largely offset by depreciation and by amortization of $1.0 million); increases in accounts receivable of $6.5 million, inventory of $9.3 million, and accounts payable of $4.0 million; and decreases in accrued and other liabilities of $5.2 million.

  Fluctuations in accounts receivable, inventory, and current liabilities for the above periods were caused primarily by the timing of system orders, the timing of revenue recognition, the increase in unit shipments, the factoring of accounts receivable and the timing of payments to vendors. Prior to the shipment of a system, the Company receives payment for a portion of the system sales price. Such payments are generally received when the Company receives an order and at various agreed-upon times when the system is being manufactured and installed. Therefore, the amount of customer advances at each reporting period fluctuates based on the number of systems that are on order, the timing of when orders are received, and each systems status within the manufacturing cycle. Advances from customers increased to $24.5 million at October 31, 1997 from $11.5 million at July 31, 1997.

 Investing Activities

  Net cash used in investing activities for the three months ended October 31, 1997 was $10.9 million compared to $13.3 million for the three months ended October 31, 1996. Cash flows from investing activities for the three months ended October 31, 1997 reflected net purchases of investments of $6.6 million and capital expenditures of $4.3 million. Cash flows from investing activities for the three months ended October 31, 1996 reflected net purchases of investments of $7.8 million, increases in capital expenditures of $4.2 million, and increases in costs associated with the construction of the Company's new administrative facility totaling $1.3 million.

 Financing Activities

  Net cash provided by financing activities for the three months ended October 31, 1997 was $1.6 million compared to the three months ended October 31, 1996 of $0.3 million. Cash flows from financing activities for the three months ended October 31, 1997 primarily reflected proceeds from issuance of Common Stock of $1.3 million. Cash flows from financing activities for the three months ended October 31, 1996 primarily reflected net financing from an intermediary of $3.6 million partially offset by the repurchase of warrants for $2.6 million in connection with the financing of the Company's new administrative building.

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

  In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include the following: potential delays in shipments; cyclicity of the maskmaking and semiconductor equipment industries; the capital spending decisions of customers or potential customers; the development, market acceptance and successful production of new

                              ETEC SYSTEMS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS -- (CONTINUED)

products and enhancements; competitors' product introductions and enhancements; dependence on key suppliers and availability of critical components; risks associated with any future acquisitions, including the Company's ability to successfully integrate acquired businesses, products, or technologies; risks associated with stock market volatility; risks associated with the inability of the Company to accurately estimate the cost of systems preparation for Year 2000 compliance; risks associated with a reduction in cooperative development funding; and risks associated with foreign operations, such as foreign exchange risk, import-export controls, and political risks.

PART II. OTHER INFORMATION

                               ETEC SYSTEMS, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)The following exhibits are filed herewith:

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
 10.1        Purchase and Sale Agreement by and between Registrant and Standard
             Insurance Corporation dated August 13, 1997.
 10.2        Purchase Agreement by and between Registrant and Comerica Bank-
             California dated October 31, 1997.
  11         Statement of computation of earnings per common share and
             equivalents.
  27         Financial Data Schedule.

See Exhibit Index on page 15.

(b)Reports on Form 8-K

None.

                               ETEC SYSTEMS, INC.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 1997.

                                          Etec Systems, inc.
                                          (Registrant)

                                                   /s/ William D. Snyder
                                          By___________________________________
                                                     William D. Snyder
                                            Vice President and Chief Financial
                                                          Officer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

                               ETEC SYSTEMS, INC.

                               INDEX OF EXHIBITS

 EXHIBIT
   NO.                             DESCRIPTION                             PAGE
 -------                           -----------                             ----
 10.1    Purchase and Sale Agreement by and between Registrant and
         Standard Insurance Corporation dated August 13, 1997.              16
 10.2    Purchase Agreement by and between Registrant and Comerica Bank-
         California dated October 31, 1997.                                 29
  11     Statement of computation of earnings per common share and
         equivalents.                                                       43
  27     Financial Data Schedule.                                           *

* For Financial Data Schedule, refer to EDGAR version filed with the Securities and Exchange Commission.