Form 10-Q
period 1998-01-31
ETEC SYSTEMS INC
filed 1998-03-16
CIK 851397

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JANUARY 30, 1998          COMMISSION FILE NUMBER: 0-26968

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

                                 Yes  X  No

  21,965,974 shares of Common Stock were outstanding as of February 27, 1998.




===============================================================================

Part 1.  Financial Information
Item 1.   Consolidated Financial Statements
                               ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (Unaudited)

                                                     January 31,   July 31,
                                                     1998          1997
                                                     ------------  ------------
                              ASSETS
Current assets:
Cash and cash equivalents..........................      $44,501       $55,975
Marketable securities..............................       52,393        34,262
Accounts receivable, less allowance for
 doubtful accounts of $1,199 and $1,136............       69,448        54,879
Inventory..........................................       79,134        67,202
Deferred tax assets................................       22,822        22,822
Other current assets...............................       13,877         3,322
                                                     ------------  ------------
 Total current assets..............................      282,175       238,462
Property, plant and equipment, net.................       43,667        42,013
Other assets.......................................        3,871         4,068
                                                     ------------  ------------
                                                        $329,713      $284,543
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................      $23,061       $20,830
Accrued and other liabilities......................       71,165        53,028
Taxes payable......................................       12,083         8,301
                                                     ------------  ------------
 Total current liabilities.........................      106,309        82,159
Deferred gain on sale of asset.....................        2,737         2,871
Other liabilities..................................        1,609         1,872
                                                     ------------  ------------
 Total liabilities.................................      110,655        86,902
                                                     ------------  ------------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $0.01 per share;
 10,000,000 shares authorized; none outstanding....         --            --
Common Stock, par value $0.01 per share; 60,000,000
 and 40,000,000 shares authorized; 21,957,693 and
 21,679,636 issued and outstanding.................          220           217
Warrants...........................................          600           631
Additional paid-in capital.........................      203,270       198,557
Cumulative translation adjustments.................       (1,955)         (719)
Net unrealized gain on investments.................           89         --
Retained earnings (accumulated deficit)............       16,834        (1,045)
                                                     ------------  ------------
 Total stockholders' equity........................      219,058       197,641
                                                     ------------  ------------
                                                        $329,713      $284,543
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       Three Months Ended    Six Months Ended
                                            January 31,          January 31,
                                       -------------------  -------------------
                                       1998      1997       1998      1997
                                       --------- ---------  --------- ---------
Revenue:
  Products...........................   $53,161   $45,309   $112,132   $81,711
  Services...........................     9,007     8,371     18,401    16,856
                                       --------- ---------  --------- ---------
                                         62,168    53,680    130,533    98,567
                                       --------- ---------  --------- ---------
Cost of revenue:
  Products...........................    21,858    21,723     49,605    39,275
  Services...........................     6,633     6,642     13,717    13,194
                                       --------- ---------  --------- ---------
                                         28,491    28,365     63,322    52,469
                                       --------- ---------  --------- ---------
Gross profit.........................    33,677    25,315     67,211    46,098
                                       --------- ---------  --------- ---------
Operating expenses:
  Research, development and
   engineering.......................    13,555     8,115     24,332    14,596
  Selling, general and
   administrative....................     8,096     6,290     17,373    12,185
                                       --------- ---------  --------- ---------
                                         21,651    14,405     41,705    26,781
                                       --------- ---------  --------- ---------
Income from operations...............    12,026    10,910     25,506    19,317
Interest expense.....................      (161)     (266)      (360)     (510)
Other income, net....................     1,124     1,027      2,149     1,821
                                       --------- ---------  --------- ---------
Income before income tax provision...    12,989    11,671     27,295    20,628
Income tax provision.................     4,338     4,085      9,416     6,058
                                       --------- ---------  --------- ---------
Net income...........................    $8,651    $7,586    $17,879   $14,570
                                       ========= =========  ========= =========

Basic earnings per share.............     $0.39     $0.37      $0.82     $0.72
                                       ========= =========  ========= =========

Weighted-average common shares.......    21,906    20,560     21,820    20,140
                                       ========= =========  ========= =========

Diluted earnings per share...........     $0.38     $0.35      $0.78     $0.68
                                       ========= =========  ========= =========

Dilutive potential common shares.....    22,948    21,806     22,783    21,462
                                       ========= =========  ========= =========

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Six Months Ended
                                                               January 31,
                                                          ---------------------
                                                          1998       1997
                                                          ---------- ----------
Cash flows from operating activities:
Net income...............................................   $17,879    $14,570
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization..........................     3,684      1,855
  Deferred taxes.........................................        --     (1,162)
  Changes in assets and liabilities:
  Accounts receivable....................................   (21,566)   (28,850)
  Factoring of accounts receivable.......................     6,200         --
  Inventory..............................................   (12,247)   (18,600)
  Other current assets.................................     (10,595)        --
  Other assets...........................................        37        478
  Accounts payable.......................................     2,264      3,272
  Accrued and other liabilities..........................    21,932     23,279
                                                          ---------- ----------
    Net cash provided by (used in) operating activities..     7,588     (5,158)
                                                          ---------- ----------
Cash flows from investing activities:
  Purchases of marketable securities, net................   (18,131)   (10,520)
  Capital expenditures for property and equipment, net...    (5,331)   (11,104)
  Construction costs of new building.....................        --     (3,555)
  Proceeds from sale of plant............................        --      5,000
                                                          ---------- ----------
    Net cash used in investing activities................   (23,462)   (20,179)
                                                          ---------- ----------
Cash flows from financing activities:
  Repayment of debt and capital leases...................       (50)    (1,813)
  Financing from intermediary............................     1,882      1,202
  Repurchase of warrants.................................        --     (2,633)
  Collection of notes receivable from stockholders.......       200         --
  Proceeds from issuance of Common Stock.................     3,025     40,336
                                                          ---------- ----------
    Net cash provided by financing activities............     5,057     37,092
                                                          ---------- ----------
Effect of exchange rate changes on cash..................      (657)       576
                                                          ---------- ----------
Net change in cash and cash equivalents..................   (11,474)    12,331
Cash and cash equivalents at the beginning
  of the period..........................................    55,975     44,472
                                                          ---------- ----------
Cash and cash equivalents at the end of the period.......   $44,501    $56,803
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest.................      $360       $448
                                                          ========== ==========

Cash paid during the period for income taxes.............    $4,175     $6,124
                                                          ========== ==========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Tax benefits from stock option transactions..............    $1,460       $606
                                                          ========== ==========

          See accompanying notes to consolidated financial statements.

NOTE 1-BASIS OF PRESENTATION

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

        The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period.

        These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended July 31, 1997 included in the Company's Annual Report on Form 10-
K (File No. 0-26968). The July 31, 1997 balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

        For purposes of presentation, the Company has indicated its interim fiscal periods as ending January 31, 1998 and January 31, 1997. As the Company's fiscal period is accounted for on a 52-53 week year, the interim period consolidated financial statements included herein represent results for each of the three- and six-month periods ended
January 30, 1998 and January 31, 1997.

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


Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 130 establishes standards for reporting and display of comprehensive income and requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements must be provided for all periods presented and require reclassification adjustments. The Company will adopt SFAS 130 in fiscal 1999 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements.

        SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements and also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in fiscal 1999 and is currently studying its provisions.


NOTE 2-CASH EQUIVALENTS AND MARKETABLE SECURITIES

        At January 31, 1998, the Company's investments were classified as available-for-sale. The difference between the cost and fair value of those investments is shown as a separate component of stockholders' equity. At January 31, 1998, these available-for-sale securities totaling approximately $80.3 million were included in cash and cash equivalents or marketable securities on the balance sheet. The investment portfolio at January 31, 1998 is comprised of money market funds, corporate debentures, asset-backed obligations, U.S. Government agency securities, certificates of deposit, commercial paper, auction-rate preferreds, and municipal obligations.

NOTE 3--CERTAIN BALANCE SHEET COMPONENTS

                                              January 31,   July 31,
                                                 1998         1997
                                              -----------  -----------
                                                   (in thousands)
     Accounts receivable, net:
       Accounts receivable...................    $59,108      $46,421
       Financed receivables*.................     10,340        8,458
                                              -----------  -----------
                                                 $69,448      $54,879
                                              ===========  ===========
------------
* Financed receivables of $10.3 million and $8.5 million, at January 31, 1998 and July 31, 1997, respectively, are included in accounts receivable, net, and are subject to a third-party financing arrangement under which they are offset by liabilities of the same amounts.


                                              January 31,   July 31,
                                                 1998         1997
                                              -----------  -----------
                                                   (in thousands)

     Inventory:
       Purchased parts.......................    $28,032      $20,325
       Work-in-process.......................     37,520       35,972
       Spares................................     13,582       10,905
                                              -----------  -----------
                                                 $79,134      $67,202
                                              ===========  ===========

NOTE 4 -INCOME TAXES

        The Company recorded provisions for income taxes for the six months ended January 31, 1998 and 1997 of $9.4 million and $6.1 million, respectively. The Company's provision for income taxes for the six months ended January 31, 1998 reflects the utilization of research and development tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. During the second quarter of fiscal 1998, the Company reduced its fiscal 1998 effective tax rate from the 35.5% used in the first quarter to 34.5% in order to reflect revised estimates of certain tax credits. The provision for the six months ended January 31, 1997 includes a $1.2 million benefit which reflects the first quarter release of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

NOTE 5-LEASES

        In November 1997, the Company completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon at a cost of approximately $2.4 million. The Company is having a new facility constructed on this site to meet development and manufacturing requirements for its advanced laser mask pattern generation products and to back up its electron-beam manufacturing capabilities in Hayward, California.

        In December 1997, the Company entered into an agreement to lease the facility to be constructed on the land described above. The lessor of the buildings has committed to spend up to $60.0 million for the construction and the Company will act as construction agent for the lessor. The lease term begins upon completion of construction (which is expected in the middle of calendar year 1999) and ends in November, 2004. With the approval of the lessor, the Company may extend the lease term for up to three one-year periods. The Company has the option to purchase the facility at any time during the lease term at the lessor's capitalized cost. If the Company does not elect to purchase the property at the end of the lease term, the Company is required to guarantee the minimum residual value which shall not exceed $49.8 million.

        In February 1998, the Company entered into an agreement to amend the existing lease on its Hayward facilities to accommodate a $50.0 million planned expansion of product and research and development facilities and up to an $11.0 million renovation of production facilities via construction lease allowances. The initial term of the lease expires in May, 2014, and, if not cancelled by the Company, will be automatically extended for three five-year renewal periods and one additional eight-month renewal period.


NOTE 6-STOCKHOLDERS' EQUITY

        At the Company's Annual Meeting of Shareholders on
December 2, 1997, the shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock to 60,000,000 shares. The Articles of Incorporation also authorize the issuance of up to 10,000,000 shares of Preferred Stock with a par value of $0.01 per share, having rights and preferences to be designated by the Company's Board of Directors.


NOTE 7-NET INCOME PER SHARE

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) during the second quarter of fiscal 1998. This statement simplifies the standards for computing earnings per share
(EPS) previously defined in Accounting Principles Board Opinion No. 15, "Earnings Per Share". All prior-period earnings per share data have been presented in accordance with SFAS 128. SFAS 128 requires presentation of both basic EPS and diluted EPS on the face of the statement of income. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted-average common shares (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS 128:

NOTE 7-NET INCOME PER SHARE

                                                  Three Months Ended         Six Months Ended
                                                       January 31,               January 31,
                                                  -----------  -----------  ---------  ---------
                                                  1998         1997         1998       1997
                                                  -----------  -----------  ---------  ---------
                                                  (In thousands, except per share amounts)
BASIC EPS COMPUTATION
       Net income.................................    $8,651       $7,586    $17,879    $14,570
                                                  ===========  ===========  =========  =========

       Weighted-average common shares.............    21,906       20,560     21,820     20,140
                                                  ===========  ===========  =========  =========

       Basic earnings per share...................     $0.39        $0.37      $0.82      $0.72
                                                  ===========  ===========  =========  =========

DILUTED EPS COMPUTATION
       Net income.................................    $8,651       $7,586    $17,879    $14,570
                                                  ===========  ===========  =========  =========

       Weighted-average common shares.............    21,906       20,560     21,820     20,140
       Plus shares from assumed conversion:
         Effect of dilutive options and warrants..     1,042        1,246        963      1,322
                                                  -----------  -----------  ---------  ---------
       Dilutive potential common shares...........    22,948       21,806     22,783     21,462
                                                  ===========  ===========  =========  =========

       Diluted earnings per share.................     $0.38        $0.35      $0.78      $0.68
                                                  ===========  ===========  =========  =========

ANTIDILUTIVE SECURITIES*
       Options outstanding at end of period.......       247           87        153         91
                                                  ===========  ===========  =========  =========

       Weighted-average exercise price............    $55.35       $36.02     $59.14     $35.71
                                                  ===========  ===========  =========  =========

------------
* Antidilutive securities consist of options not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the Company's Common Stock during the period. Options outstanding during the three- and six-month periods ended January 31, 1998 expire during fiscal years 2007 and 2008. Options outstanding during the three- and six-month periods ended January 31, 1997 expire during fiscal years 2006 and 2007.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A.      Results of Operations


Quarters Ended January 31, 1998 and January 31, 1997

        Revenue. Revenues are primarily comprised of sales of ALTA, MEBES, and CORE systems, accessories and upgrades, and the provision of technical support, maintenance and other services. The Company derives most of its revenues from the sale of a small number of systems and upgrades. As such, any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular period. For example, one system, originally scheduled to be shipped late in the second quarter of fiscal 1998, was delayed until the third quarter of fiscal 1998 due to a failure in a critical subassembly.

        Product revenue increased 17% to $53.2 million from $45.3 million for the quarters ended January 31, 1998 and 1997, respectively. This increase reflects a shift in product mix toward higher-priced products and generally higher average selling prices.

        Service revenue increased 8% to $9.0 million from $8.4 million for the quarters ended January 31, 1998 and 1997, respectively, due primarily to generally higher service activity caused by an increase in the number of systems under service contracts.

        Gross Profit. The Company's gross profit on product revenue increased 33% to $31.3 million from $23.6 million for the quarters ended January 31, 1998 and 1997, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 59% for the quarter ended January 31, 1998 from 52% for the quarter ended January 31, 1997. The increase in product gross margin is primarily attributable to changes in product mix and generally higher average selling prices for the Company's products. There can be no assurance that the Company will be able to maintain an increase in gross margin on product revenue in future periods.

        The Company's gross profit on service revenue increased 37% to $2.4 million from $1.7 million for the quarters ended January 31, 1998 and 1997, respectively. Gross margin on service revenue was 26% and 21% for the quarters ended January 31, 1998 and 1997, respectively. The increases in gross profit and gross margin reflect increased revenues from an increase in the number of systems under service contract and higher productivity. There can be no assurance that the Company will be able to maintain an increase in gross margin on service revenue in future periods.

        Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to increased levels of product development. These expenses, net of third-party funding under cooperative development agreements, increased to $13.6 million, representing 22% of revenue, from $8.1 million, representing 15% of revenue, for the quarters ended January 31, 1998 and 1997, respectively. The Company recorded expenses of approximately $2.8 million during the second quarter of fiscal 1998 which were associated with preparing beta tools for shipment from the Company's facility in Tucson, Arizona, and with developing the new MEBES 0.18 micron system. These additional costs were partially offset by an increase in funding of $1.8 million in the second quarter of fiscal 1998 over the second quarter of fiscal 1997. This increase is primarily attributable to the achievement of milestones under a multimillion dollar cost reimbursement and development agreement with a private consortium. The Company expects future increases in net spending due to its commitment to product development, but net spending is expected to decline in the near term.

        Selling, General and Administrative. Selling, general and administrative expenses increased 29% to $8.1 million, representing 13% of revenue, from $6.3 million, representing 12% of revenue, for the quarters ended January 31, 1998 and 1997, respectively. Selling, general and administrative expenses increased primarily due to increased headcount, and also due to increased market development fees and sales commissions associated with increased laser beam system sales in Asia. During the quarter ended January 31, 1998, the Company shipped its final system under this market development fee contract. As such, no market development fees will be due with respect to future sales.

        Income Tax Provision. The Company recorded provisions for income taxes for the quarters ended January 31, 1998 and 1997 of $4.3 million and $4.1 million, respectively. The Company's provision for income taxes for the quarter ended January 31, 1998 reflects the utilization of research and development tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. During the second quarter of fiscal 1998, the Company reduced its fiscal 1998 effective tax rate from the 35.5% used in the first quarter to 34.5% in order to reflect revised estimates of certain tax credits. The provision for the six months ended January 31, 1997 includes a $1.2 million benefit which reflects the first quarter release of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

Six Months Ended January 31, 1998 and January 31, 1997

        Revenue. Product revenue increased 37% to $112.1 million from $81.7 million for the six months ended January 31, 1998 and 1997, respectively. This increase reflects the sale of four additional systems, changes in product mix toward higher-priced products, and generally higher average selling prices.

        Service revenue increased 9% to $18.4 million from $16.9 million for the six months ended January 31, 1998 and 1997, respectively, due primarily to generally higher service activity caused by an increase in the number of systems under service contracts.

        Gross Profit. The Company's gross profit on product revenue increased 47% to $62.5 million from $42.4 million for the six months ended January 31, 1998 and 1997, respectively. The increase in gross profit on product revenue was due to an increase in product revenue and a higher gross margin on product revenue, which increased to 56% for the six months ended January 31, 1998 from 52% for the six months ended January 31, 1997. The increase in product gross margin is primarily attributable to changes in product mix and generally higher average selling prices for the Company's products. There can be no assurance that the Company will be able to maintain the increase in gross margin on product revenue in future periods.

        The Company's gross profit on service revenue increased 28% to $4.7 million from $3.7 million for the six months ended January 31, 1998 and 1997, respectively. Gross margin on service revenue was 25% and 22% for the six months ended January 31, 1998 and 1997, respectively. The increases in gross profit and gross margin reflect increased revenues from an increase in the number of systems under service contracts and increased productivity, partially offset by headcount additions below plan. There can be no assurance that the Company will be able to maintain an increase in gross margin on service revenue in future periods.

        Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to increased levels of product development. These expenses, net of third-party funding under cooperative development agreements, increased to $24.3 million, representing 19% of revenue, from $14.6 million, representing 15% of revenue, for the six months ended
January 31, 1998 and 1997, respectively. The Company recorded expenses of approximately $2.0 million associated with the write-down of certain inventories related to the Company's Tucson, Arizona operations to net realizable value and incurred costs of approximately $1.9 million associated with the new MEBES 0.18 micron system. These increased expenses were partially offset by an increase in funding of $3.1 million in the first six months of fiscal 1998 over the first six months of fiscal 1997. This increase in funding is attributable to the achievement of milestones under a multimillion dollar cost reimbursement and development agreement with a private consortium. The Company expects future increases in net spending due to its commitment to product development, but net spending is expected to decline in the near term.

        Selling, General and Administrative. Selling, general and administrative expenses increased 43% to $17.4 million, representing 13% of revenue, from $12.2 million, representing 12% of revenue, for the six months ended
January 31, 1998 and 1997, respectively. Selling, general and administrative expenses increased primarily due to increased headcount and increased market development fees and sales commissions associated with increased laser beam system sales in Asia. During the quarter ended January 31, 1998, the Company shipped its final system under the market development fee contract.

        Income Tax Provision. The Company recorded provisions for income taxes for the six months ended January 31, 1998 and 1997 of $9.4 million and $6.1 million, respectively. The Company's provision for income taxes for the six months ended January 31, 1998 reflects the utilization of research and development tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. The Company's provision for income taxes for the six months ended January 31, 1997 includes a $1.2 million benefit which reflects the first quarter release of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

B.  Liquidity and Capital Resources

        In addition to its operational cash flows, in fiscal 1997 and fiscal 1996, the Company raised approximately $108.0 million from its initial public offering, two additional public offerings, and a private placement. In fiscal 1997, the Company received $5.0 million from the sale and leaseback of its headquarters campus. In fiscal 1998, the Company received commitments of up to $121.0 million for the construction of additional manufacturing facilities during fiscal 1998 and fiscal 1999 under operating lease arrangements. The Company believes that approximately $53.0 million will be used in fiscal 1998 and approximately $68.0 million will be used in fiscal 1999.

        The Company's capital budget for fiscal 1998 of $80.0 million included the $53.0 million in facility construction which was subsequently converted to a construction allowance under an operating lease. The remaining $27.0 million is planned for other capital expenditures. The Company spent approximately $5.3 million for net capital expenditures in the first six months of fiscal 1998 primarily to purchase testing, process lab and other equipment. In addition, the Company spent approximately $8.6 million for renovation of existing production facilities at the Company's Hayward campus in the first six months of fiscal 1998, and was reimbursed for these costs by the lessor in February, 1998.

        In October 1997, the Company purchased approximately
4.2 acres of land in Hayward, California for $0.9 million. This site provides the Company flexibility for future expansion of its Hayward-based operations. In addition, in November 1997, the Company completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon for
approximately $2.4 million.   The Company is having a new
facility constructed on this site to meet development and manufacturing requirements for its advanced laser mask pattern generation products and to back up its electron-beam manufacturing capabilities in Hayward, California. The new facilities in Hayward and Hillsboro are expected to be completed in the middle of calendar year 1999.

        As of January 31, 1998, the Company had cash and cash equivalents and marketable securities of $96.9 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit, will provide adequate cash to fund its operations for at least the next twelve months. The Company also believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. As such, the Company may effect additional equity or debt financings in the future to fund such activities.


Operating Activities

        Net cash provided by operating activities for the six months ended January 31, 1998 was $7.6 million. Net cash used in operating activities for the six months ended
January 31, 1997 was $5.2 million.

        Cash flows from operating activities for the six months ended January 31, 1998 primarily reflected net income of $17.9 million; increases in noncash items (which include depreciation and amortization) of $3.7 million; increases in accounts receivable of $21.6 million; factoring of accounts receivable of $6.2 million; and increases in inventory of $12.2 million, other current assets (consisting of reimbursable renovation costs of $8.6 million) of $10.6 million, accounts payable of $2.3 million, and accrued and other liabilities of $21.9 million (primarily due to increases in advances from customers of approximately $16.0 million).

        Cash flows from operating activities for the six months ended January 31, 1997 primarily reflected net income of $14.6 million; increases in noncash items of $0.7 million (which include depreciation and amortization of $1.9 million, largely offset by $1.2 million of deferred taxes); and increases in accounts receivable of $28.9 million, inventory of $18.6 million, accounts payable of $3.3 million, and accrued and other liabilities of $23.3 million.

        Fluctuations in accounts receivable, inventory, and current liabilities for the above periods were caused primarily by the timing of system orders, the timing of revenue recognition, the increase in unit shipments, the factoring of accounts receivable and the timing of payments to vendors. Prior to the shipment of a system, the Company receives payment for a portion of the system sales price.
Such payments are generally received when the Company accepts an order and at various points when the system is being installed and thereafter. Therefore, the amount of customer advances at each reporting period fluctuates based on the number of systems that are on order, the timing of when orders are accepted, and each system's status within the manufacturing cycle. Advances from customers increased to $27.5 million at January 31, 1998 from $11.5 million at July 31, 1997.


Investing Activities

        Net cash used in investing activities for the six months ended January 31, 1998 was $23.5 million compared to $20.2 million for the six months ended January 31, 1997. Cash flows from investing activities for the six months ended January 31, 1998 reflected net purchases of marketable securities of $18.1 million and net capital expenditures of $5.3 million. Cash flows from investing activities for the six months ended January 31, 1997 primarily reflected net purchases of marketable securities of $10.5 million and net capital expenditures of $11.1 million.


Financing Activities

        Net cash provided by financing activities for the six months ended January 31, 1998 was $5.1 million compared to the six months ended January 31, 1997 of $37.1 million.
Cash flows from financing activities for the six months ended January 31, 1998 primarily reflected proceeds from issuance of Common Stock of $3.0 million. Cash flows from financing activities for the six months ended January 31, 1997 primarily reflected proceeds from issuance of Common Stock of $40.3 million. The decrease in net cash provided by financing activities is primarily attributable to the fact that there was no public offering of the Company's Common Stock during the first six months of fiscal 1998 as there was during the first six months of fiscal 1997.

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

        In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include, but are not limited to, the following: reduced orders or backlog due to changes in capital spending decisions of customers or potential customers; the timely development, market acceptance and successful production of new products and enhancements in an environment of rapid technological change; limitations on the Company's ability to carry out a rapid expansion of its manufacturing capabilities; significant variations in quarterly or annual results due to factors affecting even a small number of systems, such as a delay in completion of manufacturing or testing of a single system to a future fiscal period; and risks associated with foreign operations, such as foreign exchange risk, general market conditions, import-export controls, and political risks.

Year 2000 Issue

        The Company has formed a project team to review its existing products, services, processes, systems, facilities and key business partners to ensure they are adequately able to address the issues expected to arise in connection with the upcoming change in the century. The Company's project to achieve this is based on the Government Accounting Office model. Using this model, the Company is developing an action plan to implement the system and programming changes necessary to address, on an enterprise-wide basis, year 2000 issues, and is in the process of assessing the schedule for and cost of implementing this plan.

        The Company believes that its Year 2000 project will be completed on a timely basis; however, there can be no assurance that unexpected delays or increased costs associated with implementation will not have an adverse effect on the Company's operations.

        In addition, the Company has not yet fully determined the extent to which its business may be impacted by third parties whose products and services may not be ready for the year 2000. There can be no assurance that the systems of other companies which the Company deals with, or on which the Company's systems rely, will be able to adequately address the year 2000 issue, or that the failure to do so will not have an adverse effect on the Company's operations.

Part II-Other Information

Item 2.  Changes in Securities

        Registrant's Eighth Amended and Restated Articles of Incorporation were amended on December 2, 1997 to provide for the issuance of 70,000,000 shares of stock. Of said shares, 60,000,000 shares are Common Stock with a par value of $0.01 per share and 10,000,000 shares are Preferred Stock with a par value of $0.01 per share. The Board of Directors has the authority, without any action by the shareholders, to fix the number of shares to be included in any series of Preferred Stock.

Item 4.  Submission Of Matters To a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on December 2, 1997. Matters voted upon at the meeting included:

  1)Election of directors (listed below)
    The following directors were elected to hold office until the next Annual Meeting of Stockholders of the Company:

            Directors          Affirmative  Negative   Withheld
    -------------------------  -----------  ---------  ---------
    Stephen E. Cooper          19,505,207          0    118,557
    Takeshi (John) Suzuki      19,542,694          0     81,070
    Edward L. Gelbach          19,541,874          0     81,890
    John M. McBennett          19,537,986          0     85,778
    William Ryan               19,541,624          0     82,140
    William Siegle             19,541,024          0     82,740
    Thomas M. Trent            19,538,336          0     85,428
    Robert L. Wehrli           19,541,006          0     82,758


  2)Approval of amendment to Registrant's Eight Amended and Restated Articles of Incorporation to increase the authorized number of shares of Common Stock from 40,000,000 to 60,000,000 shares:

    Votes in the affirmative:  17,039,880
    Votes in the negative:        437,818
    Votes withheld:                18,410


  3)Approval of increase in number of shares of Common Stock available for issuance under the 1995 Omnibus Incentive Plan from 1,975,000 to 2,975,000 shares:

    Votes in the affirmative:  12,242,029
    Votes in the negative:      5,226,298
    Votes withheld:                27,781


  4)Ratification of the appointment of Price Waterhouse LLP as independent public accountants for the Company for the fiscal year ended July 31, 1998:

    Votes in the affirmative:  17,473,795
    Votes in the negative:          6,625
    Votes withheld:                15,688


Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

Exhibit
No.                               Description

2     Certificate of Amendment to Articles of Incorporation dated December
      2, 1997.

10.1 Lease Agreement by and between Registrant and Lease Plan North America and the Participants Named Therein and ABN Amro N.V. dated December 5, 1997.

10.2 Participation Agreement by and between Etec Systems, Inc. and Lease Plan North America, Inc. and the Participants Name Herein and ABN Amro Bank N.V., as Agent for the Participants dated December 5, 1997

10.3 Amendment dated November 12, 1997 to Purchase and Sale Agreement by and between Registrant and Standard Insurance Corporation dated August 13, 1997.

27    Financial Data Schedule.



(b)     Reports on Form 8-K.


None.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 1998.



                     ETEC SYSTEMS, INC.
                      (Registrant)


                    By  /s/  William D. Snyder


                             William D. Snyder
                             Vice President and Chief Financial Officer
                             (Principal Financial Officer and Principal
                              Accounting  Officer)

                               ETEC SYSTEMS, INC.

                               INDEX OF EXHIBITS

 EXHIBIT
   NO.                             DESCRIPTION

2     Certificate of Amendment to Articles of Incorporation dated December
      2, 1997.

10.1 Lease Agreement by and between Registrant and Lease Plan North America and the Participants Named Therein and ABN Amro N.V. dated December 5, 1997.

10.2 Participation Agreement by and between Etec Systems, Inc. and Lease Plan North America, Inc. and the Participants Name Herein and ABN Amro Bank N.V., as Agent for the Participants dated December 5, 1997

10.3 Amendment dated November 12, 1997 to Purchase and Sale Agreement by and between Registrant and Standard Insurance Corporation dated August 13, 1997.

27    Financial Data Schedule.