Form 10-K/A
period 1997-07-31
ETEC SYSTEMS INC
filed 1998-05-01
CIK 851397

===============================================================================
                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K/A
                                  Amendment No. 1

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1997          COMMISSION FILE NUMBER: 0-26968
                               ------------------
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

  The aggregate market value of the Registrant's Common Stock held by nonaffiliates on October 15, 1997 (based upon the average of the high and low sales prices of such stock as of such date was approximately $1.2 billion.

  As of October 15, 1997, 21,875,934 shares of the Registrant's Common Stock were outstanding.
                         DOCUMENTS INCORPORATED BY REFERENCE
  The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 2, 1997 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
SIGNATURES

  The undersigned Registrant hereby amends the Cover Page of its Annual Report on Form 10-K for the fiscal year ended July 31, 1997 to correct an inadvertent typographical error in the third text paragraph as follows:
"$1.2 million" has been changed to "$1.2 billion".

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 1998.


                     ETEC SYSTEMS, INC.
                      (Registrant)


                     By    /s/  Edward B. Quigley
                     Edward B. Quigley
                     Controller