Form 10-Q
period 1998-05-01
ETEC SYSTEMS INC
filed 1998-06-12
CIK 851397

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

FOR THE QUARTER ENDED MAY 1, 1998               COMMISSION FILE NUMBER: 0-26968

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

                                 Yes  X  No

  22,062,960 shares of Common Stock were outstanding as of May 29, 1998.




===============================================================================

Part 1.  Financial Information
Item 1.   Consolidated Financial Statements
                               ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (Unaudited)

                                                     April 30,     July 31,
                                                     1998          1997
                                                     ------------  ------------
                              ASSETS
Current assets:
Cash and cash equivalents..........................      $40,874       $55,975
Marketable securities..............................       56,317        34,262
Accounts receivable, less allowance for
 doubtful accounts of $1,189 and $1,136............       86,940        54,879
Inventory..........................................       84,410        67,202
Deferred tax assets................................       22,822        22,822
Other current assets...............................        6,384         3,322
                                                     ------------  ------------
 Total current assets..............................      297,747       238,462
Property, plant and equipment, net.................       45,252        42,013
Other assets.......................................        4,222         4,068
                                                     ------------  ------------
                                                        $347,221      $284,543
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................      $21,417       $20,830
Accrued and other liabilities......................       75,299        53,028
Taxes payable......................................       14,438         8,301
                                                     ------------  ------------
 Total current liabilities.........................      111,154        82,159
Deferred gain on sale of asset.....................        2,670         2,871
Other liabilities..................................        1,587         1,872
                                                     ------------  ------------
 Total liabilities.................................      115,411        86,902
                                                     ------------  ------------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $0.01 per share;
 10,000,000 shares authorized; none outstanding....         --            --
Common Stock, par value $0.01 per share; 60,000,000
 and 40,000,000 shares authorized; 22,057,598 and
 21,679,636 issued and outstanding.................          221           217
Warrants...........................................          600           631
Additional paid-in capital.........................      204,990       198,557
Cumulative translation adjustments.................       (1,518)         (719)
Net unrealized gain on investments.................            9         --
Retained earnings (accumulated deficit)............       27,508        (1,045)
                                                     ------------  ------------
 Total stockholders' equity........................      231,810       197,641
                                                     ------------  ------------
                                                        $347,221      $284,543
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       Three Months Ended    Nine Months Ended
                                            April 30,            April 30,
                                       -------------------  -------------------
                                       1998      1997       1998      1997
                                       --------- ---------  --------- ---------
Revenue:
  Products...........................   $60,969   $61,717   $173,101  $143,428
  Services...........................     9,059     7,984     27,460    24,840
                                       --------- ---------  --------- ---------
                                         70,028    69,701    200,561   168,268
                                       --------- ---------  --------- ---------
Cost of revenue:
  Products...........................    27,145    28,827     76,750    68,102
  Services...........................     7,133     6,149     20,850    19,343
                                       --------- ---------  --------- ---------
                                         34,278    34,976     97,600    87,445
                                       --------- ---------  --------- ---------
Gross profit.........................    35,750    34,725    102,961    80,823
                                       --------- ---------  --------- ---------
Operating expenses:
  Research, development and
   engineering.......................    13,056     9,470     37,388    24,066
  Selling, general and
   administrative....................     7,362     8,287     24,735    20,472
  Write-off of in-process
   technology acquired...............        --     3,874         --     3,874
                                       --------- ---------  --------- ---------
                                         20,418    21,631     62,123    48,412
                                       --------- ---------  --------- ---------
Income from operations...............    15,332    13,094     40,838    32,411
Interest expense.....................      (257)     (287)      (617)     (797)
Other income, net....................     1,222       981      3,371     2,802
                                       --------- ---------  --------- ---------
Income before income tax provision...    16,297    13,788     43,592    34,416
Income tax provision.................     5,623     6,182     15,039    12,240
                                       --------- ---------  --------- ---------
Net income...........................   $10,674    $7,606    $28,553   $22,176
                                       ========= =========  ========= =========

Basic earnings per share.............     $0.49     $0.36      $1.30     $1.08
                                       ========= =========  ========= =========

Weighted-average common shares.......    22,004    21,334     21,881    20,538
                                       ========= =========  ========= =========

Diluted earnings per share...........     $0.47     $0.34      $1.25     $1.02
                                       ========= =========  ========= =========

Dilutive potential common shares.....    22,916    22,498     22,827    21,807
                                       ========= =========  ========= =========

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Nine Months Ended
                                                               April 30,
                                                          ---------------------
                                                          1998       1997
                                                          ---------- ----------
Cash flows from operating activities:
Net income...............................................   $28,553    $22,176
Adjustments to reconcile net income to net cash
 used in operating activities:
  Write-off of in-process technology acquired............        --      3,874
  Depreciation and amortization..........................     5,459      2,996
  Deferred taxes.........................................        --     (1,162)
  Changes in assets and liabilities:
  Accounts receivable....................................   (38,319)   (12,021)
  Factoring of accounts receivable.......................     6,200         --
  Inventory..............................................   (18,021)   (21,986)
  Other current assets.................................     (14,115)        --
  Other assets...........................................      (456)      (207)
  Accounts payable.......................................       646      2,683
  Accrued and other liabilities..........................    19,722     18,628
                                                          ---------- ----------
    Net cash provided by (used in) operating activities..   (10,331)    14,981
                                                          ---------- ----------
Cash flows from investing activities:
  Purchases of marketable securities, net................   (22,055)   (21,946)
  Capital expenditures for property and equipment, net...    (8,781)   (18,219)
  Payment for purchase of Ebetech, net of cash acquired..        --     (4,682)
  New building construction costs........................        --     (4,500)
  Proceeds from sale of facilities.......................    11,000      5,000
                                                          ---------- ----------
    Net cash used in investing activities................   (19,836)   (44,347)
                                                          ---------- ----------
Cash flows from financing activities:
  Repayment of debt and capital leases...................       (93)    (2,742)
  Financing from (repayment to) intermediary.............    12,115    (13,842)
  Repurchase of warrants.................................        --     (2,633)
  Collection of (issuance of) notes receivable
    from (to) stockholders...............................       201       (201)
  Proceeds from issuance of Common Stock.................     4,128     40,522
                                                          ---------- ----------
    Net cash provided by financing activities............    16,351     21,104
                                                          ---------- ----------
Effect of exchange rate changes on cash..................    (1,285)    (1,509)
                                                          ---------- ----------
Net change in cash and cash equivalents..................   (15,101)    (9,771)
Cash and cash equivalents at the beginning
  of the period..........................................    55,975     44,472
                                                          ---------- ----------
Cash and cash equivalents at the end of the period.......   $40,874    $34,701
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest.................      $531       $727
                                                          ========== ==========

Cash paid during the period for income taxes.............    $6,734     $7,831
                                                          ========== ==========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Tax benefits from stock option transactions..............    $2,077     $2,830
                                                          ========== ==========

          See accompanying notes to consolidated financial statements.

                               ETEC SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

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

        For purposes of presentation, the Company has indicated its interim fiscal periods as ending April 30, 1998 and April 30, 1997. As the Company's fiscal period is accounted for on a 52-53 week year, the interim period consolidated financial statements included herein represent results for each of the three- and nine-month periods ended May 1, 1998 and May 2, 1997.

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


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

        At April 30, 1998, the Company's investments were classified as available-for-sale. The difference between the cost and fair value of those investments is shown as a separate component of stockholders' equity. At April 30, 1998, these available-for-sale securities totaling approximately $29.7 million were included in cash and cash equivalents or marketable securities on the balance sheet. The investment portfolio at April 30, 1998 is comprised of money market funds, corporate debentures, asset-backed obligations, U.S. Government agency securities, certificates of deposit, commercial paper, auction-rate preferreds, and municipal obligations.


NOTE 3 - INVENTORY


                                                   April 30,    July 31,
                                                     1998         1997
                                                  -----------  -----------
                                                       (in thousands)

       Purchased parts.......................        $29,079      $20,325
       Work-in-process.......................         39,435       35,972
       Spares................................         15,896       10,905
                                                  -----------  -----------
                                                     $84,410      $67,202
                                                  ===========  ===========


NOTE 4 - INCOME TAXES

         The Company recorded provisions for income taxes for the nine months ended April 30, 1998 and 1997 of $15.0 million and $12.2 million, respectively. The Company's provision for income taxes for the nine months ended April 30, 1998 reflects the utilization of research and development tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. During the second quarter of fiscal 1998, the Company reduced its fiscal 1998 effective tax rate from the 35.5% used in the first quarter to 34.5% in order to reflect revised estimates of certain tax credits. The provision for the nine months ended April 30, 1997 includes a $1.2 million benefit which reflects the fiscal 1997 first quarter release of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

NOTE 5 - LEASES

        In November 1997, the Company completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon at a cost of approximately $2.4 million. The Company is having a new facility constructed on this site to meet development and manufacturing requirements for its laser mask pattern generation products and to back up its electron-beam manufacturing capabilities in Hayward, California.

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

        In February 1998, the Company entered into an agreement to amend the existing lease on its Hayward facilities to accommodate a $50.0 million planned expansion of production and research and development facilities and renovation of existing production facilities via construction lease allowances. The lease amendment also included the leaseback of $11.0 million of building improvements on existing facilities sold to the lessor via the lease amendment. The initial term of the lease expires in May, 2014, and, if not cancelled by the Company, will be automatically extended for three five-year renewal periods and one additional eight-month renewal period.


NOTE 6-REVOLVING LINE OF CREDIT

        In April 1998, the Company extended the term of its existing $50.0 million revolving line of credit from May 1999 to November 1999. As of May 1, 1998, no amounts have been drawn under this line of credit.
During the quarter, the covenants were revised to be substantially the same as those under the Hillsboro, Oregon lease agreement. In addition, the Company amended the interest rate from the London Interbank Offered Rate plus 1.25% to the London Interbank Offered Rate plus 0.95%.


NOTE 7 - NET INCOME PER SHARE

        The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS 128). Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted-average common shares (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS 128:


                                                  Three Months Ended         Nine Months Ended
                                                       April 30,                 April 30,
                                                  ------------------------  --------------------
                                                  1998         1997         1998       1997
                                                  -----------  -----------  ---------  ---------
                                                  (In thousands, except per share amounts)
BASIC EPS COMPUTATION
       Net income.................................   $10,674       $7,606    $28,553    $22,176
                                                  ===========  ===========  =========  =========

       Weighted-average common shares.............    22,004       21,334     21,881     20,538
                                                  ===========  ===========  =========  =========

       Basic earnings per share...................     $0.49        $0.36      $1.30      $1.08
                                                  ===========  ===========  =========  =========

DILUTED EPS COMPUTATION
       Net income.................................   $10,674       $7,606    $28,553    $22,176
                                                  ===========  ===========  =========  =========

       Weighted-average common shares.............    22,004       21,334     21,881     20,538
       Plus shares from assumed conversion:
         Effect of dilutive options and warrants..       912        1,164        946      1,269
                                                  -----------  -----------  ---------  ---------
       Dilutive potential common shares...........    22,916       22,498     22,827     21,807
                                                  ===========  ===========  =========  =========

       Diluted earnings per share.................     $0.47        $0.34      $1.25      $1.02
                                                  ===========  ===========  =========  =========

ANTIDILUTIVE SECURITIES*
       Options outstanding at end of period.......       184          209        187        245
                                                  ===========  ===========  =========  =========

       Weighted-average exercise price............    $59.22       $36.87     $59.20     $36.46
                                                  ===========  ===========  =========  =========

------------
*Antidilutive securities consist of options excluded from the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the Company's Common Stock during the period.


                               ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A.      Results of Operations


Quarters Ended April 30, 1998 and April 30, 1997

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

        Product revenue of $61.0 million for the quarter ended April 30, 1998 was 1% less than the $61.7 million for the corresponding quarter of 1997. Eight systems were sold in the quarter ended April 30, 1998 compared to nine systems in the quarter ended April 30, 1997. One system scheduled for shipment during the quarter ended April 30, 1998 was not accepted by the customer because it failed to meet a "stripe butting" specification. After the close of the quarter the specification was revised, the customer accepted the system, and the Company will recognize the associated revenue during the quarter ending July 31, 1998. Sales of accessories and upgrades in the quarter ended April 30, 1998 were double those for the quarter ended April 30, 1997.

        Service revenue increased 13% to $9.1 million from $8.0 million for the quarters ended April 30, 1998 and 1997, respectively, due primarily to generally higher service activity caused by an increase in the number of systems under service contracts.

        Gross Profit. The Company's gross profit on product revenue increased 3% to $33.8 million from $32.9 million for the quarters ended April 30, 1998 and 1997, respectively. The increase is primarily attributable to changes in product mix to newer generation products with
higher average selling prices and corresponding margins.   Gross profit
as a percentage of revenue decreased on a sequential basis to 55.5% for the quarter ended April 30, 1998 from 58.9% for the prior quarter, principally because of an unusually rich mix of new products in the earlier quarter, but was higher than the 53.3% margin achieved in the quarter ended April 30, 1997. There can be no assurance that the Company will be able to maintain or increase gross margin on product revenue in future periods.

        The Company's gross profit on service revenue increased 5% to $1.9 million from $1.8 million for the quarters ended April 30, 1998 and 1997, respectively. Gross margin on service revenue was 21% and 23% for the quarters ended April 30, 1998 and 1997, respectively, reflecting increased headcount on flat revenue. There can be no assurance that the Company will be able to maintain or increase gross margins on service revenue in future periods.

        Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to increased levels of product development. These expenses, net of third-party funding under cooperative development agreements, increased to $13.1 million, representing 19% of revenue, from $9.5 million, representing 14% of revenue, for the quarters ended April 30, 1998 and 1997, respectively. The increase is primarily due to expenses incurred for development of MEBES products, together with costs associated with preparing the initial "beta" versions of the Company's new DigiRite 2000 laser direct imaging system for shipment from the Company's Tucson facility. These additional costs were partially offset by $1.5 million of reimbursements under cooperative development agreements received during the quarter ended April 30, 1998. No such amounts were received during the quarter ended April 30, 1997.

        Selling, General and Administrative. Selling, general and administrative expenses decreased 11% to $7.4 million, representing 11% of revenue, from $8.3 million, representing 12% of revenue, for the quarters ended April 30, 1998 and 1997, respectively. The decrease results principally from lower commission costs due to completion in the second quarter of 1998 of the Company's market development fee obligations in Asia, offset by an increase in headcount.

        Income Tax Provision. The Company recorded provisions for income taxes for the quarters ended April 30, 1998 and 1997 of $5.6 million and $6.2 million, respectively. The Company's provision for income taxes for the quarter ended April 30, 1998 reflects the utilization of research and development tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. Beginning with the second quarter of 1998, the Company reduced its fiscal 1998 effective tax rate from the 35.5% used in the first quarter to 34.5% in order to reflect revised estimates of certain tax credits. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.


Nine Months Ended April 30, 1998 and April 30, 1997

        Revenue. Product revenue increased 21% to $173.1 million from $143.4 million for the nine months ended April 30, 1998 and 1997, respectively. The increase in fiscal 1998 is primarily due to the sale of three more systems and higher average selling prices than for the corresponding 1997 period, offset in part by a reduction of sales of accessories and upgrades in 1998.

        Service revenue increased 11% to $27.5 million from $24.8 million for the nine months ended April 30, 1998 and 1997, respectively, due primarily to generally higher service activity caused by an increase in the number of systems under service contracts.

        Gross Profit. The Company's gross profit on product revenue increased 28% to $96.4 million from $75.3 million for the nine months ended April 30, 1998 and 1997, respectively. The increase results from an increase in product revenue and the higher gross margin on product revenue, which increased to 56% for the nine months ended April 30, 1998 from 53% for the nine months ended April 30, 1997. The increase in product gross margin is primarily attributable to changes in product mix and generally higher average selling prices for the Company's newer products. There can be no assurance that the Company will be able to maintain or increase the present level of gross margin on product revenue in future periods.

        The Company's gross profit on service revenue increased 20% to $6.6 million from $5.5 million for the nine months ended April 30, 1998 and 1997, respectively. Gross margin on service revenue was 24% and 22% for the nine months ended April 30, 1998 and 1997, respectively. The increases in gross profit and gross margin reflect increased revenues from an increase in the number of systems under service contracts and increased productivity. There can be no assurance that the Company will be able to maintain or increase the present level of gross margin on service revenue in future periods.

        Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to increased levels of product development. These expenses, net of third-party funding under cooperative development agreements, increased to $37.4 million, representing 19% of revenue, from $24.1 million, representing 14% of revenue, for the nine months ended April 30, 1998 and 1997, respectively. The Company expects future increases in net
spending due to its commitment to product development.   Funding
received under cooperative development contracts was $ 5.1 million and $0.5 million, respectively, during the first nine months of fiscal 1998 and fiscal 1997. The increase is attributable to the achievement of milestones under a multimillion dollar cost reimbursement and development agreement with a private consortium.

        Selling, General and Administrative. Selling, general and administrative expenses increased 21% to $24.7 million, representing 12% of revenue, from $20.5 million, representing 12% of revenue, for the nine months ended April 30, 1998 and 1997, respectively. Selling, general and administrative expenses increased primarily due to increased headcount, market development fees and sales commissions associated with increased product sales.

        Income Tax Provision. The Company recorded provisions for income taxes for the nine months ended April 30, 1998 and 1997 of $15.0 million and $12.2 million, respectively. The Company's provision for income taxes for the nine months ended April 30, 1998 reflects the utilization of research and development tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. Beginning with the second quarter of 1998, the Company reduced its fiscal 1998 effective tax rate from 35.5% used in the first quarter to 34.5% in order to reflect estimates of certain tax credits. The Company's provision for income taxes for the nine months ended April 30, 1997 includes a $1.2 million benefit which reflects the first quarter release of valuation allowances previously recorded against the Company's deferred tax assets. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.



B.  Liquidity and Capital Resources

        In addition to its operational cash flows, in fiscal 1997 and fiscal 1996, the Company raised approximately $108.0 million from its initial public offering, two additional public offerings, and a private placement. In fiscal 1997, the Company received $5.0 million from the sale and leaseback of its headquarters campus. In fiscal 1998, the Company received commitments of up to $121.0 million for the construction of additional manufacturing facilities during fiscal 1998 and fiscal 1999 under operating lease arrangements. The Company believes that approximately $53.0 million of the $121.0 million total will be used in fiscal 1998 and approximately $68.0 million will be used in fiscal 1999 under these commitments.

        The Company's capital budget for fiscal 1998 of $80.0 million included the $53.0 million in facility construction which was subsequently converted to a construction allowance under an operating lease. The remaining $27.0 million is planned for other capital expenditures. The Company spent approximately $8.8 million for net capital expenditures in the first nine months of fiscal 1998 primarily to purchase testing and process equipment.

        In October 1997, the Company purchased approximately 4.2 acres of land in Hayward, California for $0.9 million. This site provides the Company flexibility for future expansion of its Hayward-based operations. In addition, in November 1997, the Company completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon for
approximately $2.4 million.   The Company is having a new facility
constructed on this site to meet development and manufacturing requirements for its laser mask pattern generation products and to back up its electron-beam manufacturing capabilities in Hayward, California. The new facilities in Hayward and Hillsboro are expected to be completed in the middle of calendar year 1999.

        As of April 30, 1998, the Company had cash and cash equivalents and marketable securities of $97.2 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit, will provide adequate cash to fund its operations for at least the next twelve months. The Company also believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. As such, the Company may effect additional equity or debt financings in the future to fund such activities.


Operating Activities

        Net cash used in operating activities for the nine months ended April 30, 1998 was $10.3 million. Net cash provided by operating activities for the nine months ended April 30, 1997 was $15.0 million.

        Cash flows from operating activities for the nine months ended April 30, 1998 primarily reflected net income of $28.6 million; increases in depreciation and amortization of $5.5 million; increases in accounts receivable of $38.3 million; factoring of accounts receivable of $6.2 million; increases in inventory of $18.0 million; increases in other current assets of $14.1 million (including $11.0 million in respect of the sale and leaseback of building improvements); and increases in accrued and other liabilities of $19.7 million (primarily due to increases in advances from customers of approximately $11.5 million).

         Cash flows from operating activities for the nine months ended April 30, 1997 primarily reflected net income of $22.2 million; increases in noncash items of $5.7 million (which include depreciation and amortization of $3.0 million, partly offset by $1.2 million of deferred taxes); and increases in accounts receivable of $12.0 million, inventory of $22.0 million, accounts payable of $2.7 million, and accrued and other liabilities of $18.6 million.

        Fluctuations in accounts receivable, inventory, and current liabilities for the above periods were caused primarily by the timing of system orders, the timing of revenue recognition, the increase in unit shipments, the factoring of accounts receivable and the timing of payments to vendors. The increase in accounts receivable is due to a higher sales volume in comparison to the prior period, a higher ratio of sales in Asia, which usually take longer to settle than domestic sales, and shipments of newer technology machines which often extend customer acceptance. The increase in inventory is due to the purchase of raw materials in anticipation of a higher order level than was actually achieved and to an increased level of service parts. Prior to the shipment of a system, the Company receives payment for a portion of the system sales price. Such payments are generally received when the Company accepts an order and at various points when the system is being installed and thereafter. Therefore, the amount of customer advances at each reporting period fluctuates based on the number of systems that are on order, the timing of when orders are accepted, and each system's status within the manufacturing cycle. Advances from customers increased to $23.0 million at April 30, 1998 from $11.5 million at July 31, 1997.


Investing Activities

        Net cash used in investing activities for the nine months ended April 30, 1998 was $19.8 million compared to $44.3 million for the nine months ended April 30, 1997. Cash flows from investing activities for the nine months ended April 30, 1998 reflected net purchases of marketable securities of $22.0 million and net capital expenditures of $8.8 million, less the sale of $11.0 million of building improvements which were leased back. Cash flows from investing activities for the nine months ended April 30, 1997 primarily reflected net purchases of marketable securities of $21.9 million and net capital expenditures of $18.2 million.

Financing Activities

         Net cash provided by financing activities for the nine months ended April 30, 1998 was $16.4 million compared to the nine months ended April 30, 1997 of $21.1 million. Cash flows from financing activities for the nine months ended April 30, 1998 primarily reflected receipts of $12.1 million from a third-party financing intermediary. Cash flows from financing activities for the nine months ended April 30, 1997 primarily reflected proceeds from issuance of Common Stock of $40.5 million. The decrease in net cash provided by financing activities is primarily attributable to the fact that there was no public offering of the Company's Common Stock during the first nine months of fiscal 1998 as there was during the first nine months of fiscal 1997.


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


Year 2000 Issue

          The Company has formed a project team to review its existing products, services, processes, systems, facilities and key business partners to ensure they are able to adequately address the issues expected to arise in connection with the upcoming change in the century. The Company's project to achieve this is based on the Government Accounting Office model. Using this model, the Company is developing an action plan to implement the system and programming changes necessary to address, on an enterprise-wide basis, year 2000 issues, and is in the process of assessing the schedule for and cost of implementing this plan.

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

Exhibit
  No.    Description
------- ---------------------------------------------------------

10.1 Second Amended and Restated Lease Agreement by and between ET LLC, a Delaware limited liability company d/b/a ET QRS LLC as Landlord and Etec Systems, Inc., a Nevada corporation, as Tenant of the Hayward, California premises dated February 2, 1998


10.2 1995 Omnibus Incentive Plan of Etec Systems, Inc. (As Amended and Restated Effective December 2, 1997)

10.3 First Amendment to Second Amended and Restated Lease Agreement by and between ET LLC, a Delaware limited liability company d/b/a ET QRS LLC as Landlord and Etec Systems, Inc., a Nevada corporation, as Tenant of the Hayward, California premises dated March 31, 1998

10.4 Second Amendment to Second Amended and Restated Lease Agreement by and between ET LLC, a Delaware limited liability company d/b/a ET QRS LLC as Landlord and Etec Systems, Inc., a Nevada corporation, as Tenant of the Hayward, California premises dated May 8, 1998

10.5 Second Amendment to Credit Agreement between Etec Systems, Inc., each of the financial institutions currently a party to the Credit Agreement, and ABN Amro Bank N.V.

27      Financial Data Schedule.


See Exhibit Index on page 18.

(b)     Reports on Form 8-K.


        None.


                              ETEC SYSTEMS, INC.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 1998.

                             ETEC SYSTEMS, INC.
                             (Registrant)


                             By  /s/  William D. Snyder


                             William D. Snyder
                             Vice President and Chief Financial Officer
                             (Principal Financial Officer and Principal
                             Accounting  Officer)

                               ETEC SYSTEMS, INC.

                               INDEX OF EXHIBITS


Exhibit
  No.    Description
------- ---------------------------------------------------------

10.1 Second Amended and Restated Lease Agreement by and between ET LLC, a Delaware limited liability company d/b/a ET QRS LLC as Landlord and Etec Systems, Inc., a Nevada corporation, as Tenant of the Hayward, California premises dated February 2, 1998


10.2 1995 Omnibus Incentive Plan of Etec Systems, Inc. (As Amended and Restated Effective December 2, 1997)

10.3 First Amendment to Second Amended and Restated Lease Agreement by and between ET LLC, a Delaware limited liability company d/b/a ET QRS LLC as Landlord and Etec Systems, Inc., a Nevada corporation, as Tenant of the Hayward, California premises dated March 31, 1998

10.4 Second Amendment to Second Amended and Restated Lease Agreement by and between ET LLC, a Delaware limited liability company d/b/a ET QRS LLC as Landlord and Etec Systems, Inc., a Nevada corporation, as Tenant of the Hayward, California premises dated May 8, 1998

10.5 Second Amendment to Credit Agreement between Etec Systems, Inc., each of the financial institutions currently a party to the Credit Agreement, and ABN Amro Bank N.V.

27      Financial Data Schedule.