Form 10-K
period 1998-07-31
ETEC SYSTEMS INC
filed 1998-10-23
CIK 851397

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1998         COMMISSION FILE NUMBER: 0-26968

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's Common Stock held by nonaffiliates on October 19, 1998 (based upon the average of the high and low sales prices of such stock as of such date) was approximately $378,260,000. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities and Exchange Act of 1933. This determination is not necessarily conclusive.
  As of October 19, 1998, 21,154,294 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 1998 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                               ETEC SYSTEMS, INC.
                        FOR THE YEAR ENDED JULY 31, 1998

                                     PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders
          Executive Officers of the Registrant

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters
Item 6.   Selected Consolidated Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  MEBES(R), CORE(R), Etec(R), the Etec logo, Polyscan(TM), and ALTA(R) are trademarks of the Company. This Annual Report also includes trademarks and trade names of other companies.

                                    PART I


Item 1.  Business

This item contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. In addition to other risks and uncertainties described in this document, certain risks and uncertainties that could affect the Company's financial results include the following: potential delays in shipments; cyclicity of the maskmaking and semiconductor equipment industries; the capital spending decisions of customers and potential customers; the development, market acceptance and successful production of new products and enhancements; competitors' product introductions and enhancements; risks associated with acquisitions, including the Company's ability to successfully integrate acquired businesses, products, or technologies; risks associated with stock market volatility; risks associated with a reduction in cooperative development funding; and risks associated with foreign operations, such as foreign exchange risk, import-export controls, and political risks.
See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Other Factors Affecting Company Results.

Etec Systems, Inc. ("Etec" or the "Company") is a world leader in the production of photomask pattern generation equipment for the semiconductor industry. Etec designs, develops, manufactures and markets equipment that produces high precision photomasks ("masks"), which are used to print circuit patterns onto semiconductor wafers.

Etec was incorporated in 1989 under the laws of Nevada to effect a leveraged buyout in 1990 of the former Electron Beam Technology Division of The Perkin-Elmer Corporation, which was itself the continuation of a business commenced in 1970.

Products and Services

Etec's products consist of electron beam and laser beam lithography systems. The Company sells its maskmaking products as part of its Semiconductor Products Group ("SPG"), and has established its Interconnect Products Group ("IPG") to begin selling its direct imaging systems to printed circuit board ("PCB") manufacturers. The Company's systems are designed to provide a low cost of production through high performance, reliability, and ease of maintenance. In addition, many of the Company's systems have modular designs to facilitate retrofitting. The Company is the only maskmaking equipment manufacturer currently offering both electron beam and laser beam systems. The Company believes that this represents an important competitive advantage, as the different performance and cost characteristics of electron beam and laser beam systems permit it to cover a broad range of technical requirements and cost sensitivities for its SPG customers. Etec sells its MEBES(R) electro beam systems and its ALTA(R) laser beam systems at prices currently ranging from approximately $6.0 million to approximately $13.0 million each, and accessories and upgrades at prices currently ranging from approximately $1.0 million to approximately $9.0 million each. The Company also derives significant revenues from service and support of its installed base of systems. The Company believes that approximately 315 commercial electron beam and laser beam mask pattern generation systems are currently installed worldwide, of which approximately 215 have been produced by Etec.

The different characteristics of electron beam and laser beam systems address different segments of the mask pattern generation market. Electron beam systems have a much smaller beam spot size than laser beam systems and are best suited for leading- edge market segments that require the highest resolution and accuracy. The Company's MEBES electron beam systems also have an open control and software architecture, which offers maximum flexibility to the maskmaker. The primary advantage of laser beam systems is their relative simplicity and lower cost of ownership compared to electron beam systems. Another advantage of laser beam systems is the use of optical resists for the maskmaking process, which are easier to use than electron beam resists. The Company also manufactures and sells the DigiRiteT 2000 laser direct imaging system through its IPG. The DigiRite 2000 system allows a PCB manufacturer to transfer computer generated patterns directly to printed circuit boards, eliminating the intermediate steps associated with printing patterns on masks. This allows the manufacturer to print more complex patterns, eliminate set-up time, and reduce cost for low volume, high complexity advanced PCB products. The Company is in the initial stages of establishing its IPG product in the PCB industry. There can be no assurance that the Company will be successful in this effort. In fiscal 1998 revenue from the IPG was immaterial. Please see the discussion in MD&A - Other Factors Affecting Company Results - Successful Integration of Acquired Businesses.

The Company's future success depends upon the market's acceptance of new generations of its systems, as follows:

o The Company commenced shipment of its MEBES 4500S in April 1997 and its ALTA 3500 system in October 1997. The MEBES 4500S is a 0.18-micron development pattern generation ("PG") tool that offers significant performance improvements over its predecessor, the MEBES 4500 such as higher throughput and improved printing quality. The ALTA 3500 system is the next generation of scanned-laser systems to produce masks for production of 0.25-micron devices.

o In June 1998 the Company shipped the first MEBES 5000 beta system, which allows pilot production of complex masks for 0.18 micron devices. The throughput of the MEBES 5000 is as much as eight times faster than the MEBES 4500.

o In March 1998, the Company announced the shipment of the first Digirite(TM) 2000 production laser direct imaging system for the PCB industry. This system eliminates 80% of the steps previously used in primary imaging.

The Company also sells a variety of hardware and software packages, which are designed to enhance the performance of previously installed systems. For example, the Company markets retrofit "suites" that upgrade MEBES III and IV systems to higher performance systems, such as MEBES 4000, MEBES 4500, or MEBES 4500S systems. In addition, the Company sells accessories to enhance the performance of the MEBES 4500 system itself, such as MPG software to significantly reduce mask writing time, a robotic loading module to automate mask loading, and a two- cassette load chamber to permit faster evacuation of the finished mask from the load chamber. From time to time, the Company also repurchases, refurbishes, and resells a limited number of systems.

The Company's warranty obligations for its SPG systems generally cover a 12-month period beginning upon final customer acceptance. However, most customers have requested service and support beyond the warranty period, and Etec has historically derived significant revenues from annual service and maintenance for its installed base of systems. Approximately 150 of the Company's systems are currently serviced under one-year contracts with Etec. Most customers request a package of service and support that includes a variety of spare parts and support from an on-site Etec field engineer. Service revenues were approximately $37.2 million, $34.4 million, and $32.7 million, in fiscal 1998, 1997 and 1996, respectively.

Customers

The Company's SPG customers include both captive and commercial (or "merchant") mask shops. Semiconductor manufacturers employ their captive capabilities largely to supply portions of their own requirements for masks, while merchant mask shops sell masks to a variety of semiconductor device manufacturers. Repeat sales to existing customers represent a significant portion of the Company's product revenues, and the Company believes that its installed base of approximately 215 systems represents a significant competitive advantage.

Historically, the Company has sold a significant proportion of its systems to a limited number of customers. In fiscal 1998, sales to one customer, Dai Nippon Printing Company Limited, accounted for approximately 17% of total revenues. Financial information about customer concentration is set forth in
Note 10 to the Consolidated Financial Statements titled "Geographic Reporting and Customer Concentration" in Part II, Item 8. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any one customer or the cancellation or delay of any significant order could have a material adverse effect on the Company's business, financial condition, and results of operations.

Sales and Marketing

Etec markets and distributes its products directly into its primary geographic markets, which consist of North America, Japan, South Korea, Taiwan and Europe. The Company maintains sales offices in California, Japan, France, Germany, South Korea and Taiwan. The Company also uses sales representatives for certain products in Taiwan and Europe. The Company's agreements with its sales representatives are terminable upon 90 days' notice by either party.

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

Backlog

The Company's backlog for products was approximately $128.8 million, $158.6 million, and $147.6 million, at July 31, 1998, 1997, and 1996, respectively. Etec defines backlog to include only those systems, accessories and upgrades with respect to which a written purchase order or agreement has been received and a delivery schedule has been specified for product shipment within the next 12 months. Backlog is not necessarily representative of actual future sales in any given period, because customers have historically been able to reschedule shipments.

Product Development

Etec invests heavily in research and development for all of its products. Research and development expenses, net of funding under cooperative development agreements, were $53.4 million, $34.4 million, and $17.4 million, in fiscal 1998, 1997, and 1996, respectively, representing 19%, 14%, and 12% of revenues, respectively.

Historically, governmental and private sources have funded a significant portion of Etec's product development efforts. Governmental and quasi governmental agencies such as the Department of Defense Advanced Research Projects Agency (DARPA) and SEMATECH have supported Etec as a primary supplier of pattern-generation technologies to the U.S. semiconductor industry, although such funding declined significantly from fiscal 1994 to fiscal 1997, due to the completion of major development projects. For the years ended July 31, 1998, 1997 and 1996, $5.6 million, $2.0 million and $0.7 million, respectively, of funds received under cooperative development agreements were applied against research, development and engineering expenses. Included in the $5.6 million during fiscal 1998 was $3.8 million of funding that was recognized following completion of the second to sixth milestones under a research and development agreement with SEMATECH. Excluding these cost reimbursements and other credits, gross research, development and engineering spending was $59.5 million, $36.4 million and $18.1 million in the years ended July 31, 1998, 1997 and 1996, respectively. The increase reflects the Company's continued commitment to higher levels of product development effort.

Manufacturing

Although the Company manufactures some of the components and subassemblies used in its systems, many are purchased from unaffiliated subcontractors, typically to the Company's specifications. None of the Company's suppliers is obligated to provide the Company with any specific quantity of components or subassemblies over any specific period. Most of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. In particular, the Company relies on sole-source suppliers for its MEBES systems' electron beam sources, high-voltage power supplies, certain lasers, lenses, and other critical components, each of which is required for the production of the Company's systems. To date, the Company has generally been able to obtain adequate, timely delivery of critical subassemblies and components, although it has experienced occasional delays. However, the manufacture of certain components and subassemblies is very complex and requires long lead times. Any inability to obtain adequate, timely deliveries of subassemblies and components could prevent the Company from meeting scheduled shipment dates, which could damage relationships with current and prospective customers and, as a result, materially adversely affect the Company's business, financial condition, and results of operations.


Competition

The maskmaking equipment industry is highly competitive. The Company believes that the principal competitive factors in this industry are product performance, service, technical support, system price, speed, reliability, ease of upgrade, and the customer's cost of production as a result of these and other factors. The Company believes that it presently competes favorably with respect to each of these factors. Management also believes that the size of Etec's installed base and the compatibility of its various products provide a significant competitive advantage due to customers' desire for compatible mask layers and common data formats. However, the Company believes that, to remain competitive, it will require significant investment of financial resources in new product development, in expansion and upgrading of its manufacturing capacity, and in maintaining customer service and support centers worldwide.

The Company currently experiences competition worldwide from a number of U.S. and foreign manufacturers, including Hitachi, Ltd., JEOL, Ltd. ("Japan Electron Optical Laboratory") and Leica, some of whom have substantially greater financial, manufacturing, marketing, and customer service and support capabilities. There can be no assurance that competitive pressures will not have a material adverse effect on the Company's business, financial condition, or results of operations.

Patents and Other Proprietary Rights

Etec holds over 60 United States patents expiring on various dates from 2001 through 2016, with corresponding patents and patent applications claiming prior right from U.S. patent applications for most such patents in Japan, South Korea, the European Community, and Canada. In the field of electron beam lithography, Etec owns patents directed to electron guns, precision stages, particle beam systems, deflection assemblies, calibration and measurement processes, and addressing and writing schemes. In the field of laser beam lithography, Etec owns patents directed to scanning optics, laser pattern generation, and rasterization schemes. Etec also has a number of pending U.S. and foreign patent applications. There can be no assurance that any of these applications will be allowed or that any of the allowed applications will be issued as patents.

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

Semiconductor-related industries have experienced substantial litigation regarding patent and other intellectual property rights. As is typical in the industry, the Company has from time to time received, and may in the future receive, communications from third parties alleging infringements of patents and other intellectual property rights. In the future, protracted litigation may be necessary to defend the Company against alleged infringement of others' rights. Any such litigation, even if the Company is ultimately successful in its defense, could result in substantial cost and diversion of time and effort by management, which by itself could have a material adverse effect on the Company's business, financial condition, and results of operations. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities (including treble damages under certain circumstances), require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

Governmental Regulations and Industry Standards

The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances. In addition, in Europe the Company is subject to certain packaging and take- back packaging requirements. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained or is in the process of obtaining all material environmental permits necessary to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation or abatement equipment, or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal, or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

The Company's products and worldwide operations are also subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, recent European Union ("EU") regulations relating to electromagnetic fields, electrical power, and human exposure to laser radiation require Conformite Europeenne ("CE") mark certification for shipments of electronic products to Europe. This includes CE marking of shipments of products into the 15 European Union countries. All of the Company's SPG products are currently eligible for the CE mark. The Company has completed NRTL (National Recognized Testing Laboratory) certification for Product Safety on its ALTA 3000/3500 product lines. All SPG products currently comply with the SEMI (Semiconductor Equipment Manufacturers International) S2 and S8 Guidelines for Ergonomic and Product Safety Standards. In addition, numerous domestic semiconductor manufacturers and independent mask shops, including certain of the Company's customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards.

The Company believes that its SPG products currently comply with all material governmental health and safety regulations and with the voluntary industry standards currently in effect. The Company is currently qualifying its IPG product, the DigiRite 2000, for the CE mark and NRTL certification, both of which it expects to complete in calendar 1998. In part because the scope of future regulations and standards cannot be predicted, there can be no assurance that the Company will be able to comply with any future regulations or industry standards. Noncompliance could result in governmental restrictions on sales or reductions in customer acceptance of the Company's products. Compliance may also require significant product modifications, potentially resulting in increased costs and impaired product performance.

Certain of the Company's products may not be sold outside of the United States except pursuant to an export license from the United States Department of Commerce. While the Company has not experienced significant delays in obtaining such licenses for major markets, there can be no assurance that future sales will not be subject to delay due to export license or other regulatory requirements.

Employees

As of September 25, 1998, Etec had 1,119 full- time employees. None of the U.S. employees are governed by a collective bargaining agreement. The Company's financial performance will depend significantly upon the continued contributions of its officers and key management, technical, sales and support personnel, many of whom would be difficult to replace. There can be no assurance that the Company will be successful in attracting or retaining qualified personnel.

Financial information about industry segments

Financial information about industry segments is set forth in Note 10 to the Consolidated Financial Statements titled "Geographic Reporting and Customer Concentration" in Part II, Item 8, which information is incorporated by reference into this Part I, Item 1.

Financial information about foreign and domestic operations and export sales

Financial information regarding geographic operations is set forth in Note 10 to the Consolidated Financial Statements titled "Geographic Reporting and Customer Concentration" in Part II, Item 8, which information is incorporated by reference into this Part I, Item 1. Discussion concerning risks attendant to foreign operations is set forth in the MD&A - Other Factors Affecting Company Results in Part II, Item 7, which information is incorporated by reference into this Part I, Item 1.

ITEM 2. PROPERTIES

  The Company currently leases the major facilities described below:

                       Approximate
                         Square
      Location          Footage                        Use
---------------------  ----------  --------------------------------------------
Hayward, California..    210,000   Design, development and manufacture of
                                   electron beam systems; corporate offices.
Beaverton, Oregon....     70,000   Design, development and manufacture of laser
                                   systems.
Tucson, Arizona......     44,000   Design and development of ultraviolet laser
                                   direct imaging systems.
Munich, Germany......     16,000   Office, warehouse and manufacturing space for
                                   Etec EBT (development of electron beam test systems) and offices for sales and service operations in Germany.

The Company also leases sales and service offices in France, Japan, South Korea, and Taiwan.


The Company has completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon and is having a new facility constructed to meet development and manufacturing requirements for its advanced laser mask pattern generation products. The new 176,800 square foot building is scheduled to be in use in the spring of 1999 and is intended to replace the facility in Beaverton, Oregon.

 The Company is also having a new 130,000 square foot building constructed at its Hayward site to modernize and expand its production, research, and manufacturing facilities. This is the fourth building on the 21-acre Hayward campus, and is scheduled to be in use in the spring of 1999.

During fiscal year 1998, the Company productively utilized the space in its facilities. The Company believes its existing and planned facilities provide adequate capacity to meet its projected business activities.

Item 3.  Legal Proceedings

The Company is not currently involved in any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security
Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and positions held with the Company of all executive officers of the Company. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors are as follows:

         Name           Age                      Position
----------------------  ----  -----------------------------------------------
Stephen E. Cooper.....   52   Chairman of the Board, President and Chief
                              Executive Officer
Paul A. Warkentin.....   45   Senior Vice President, Chief Operating Officer
William D. Snyder.....   54   Vice President, Chief Financial Officer
William D. Cole.......   43   Vice President, Worldwide Sales
Trisha A. Dohren......   52   Vice President, Corporate Services
Mark A. Gesley........   43   Vice President, Technology Development
James L. Herd.........   46   Vice President, Business Development
W. Russell Wayman.....   54   Vice President, General Counsel and Secretary

Mr. Cooper joined Etec as President and Chief Operating Officer in January 1993 and was named Chief Executive Officer in July 1993. He was initially appointed to the Board of Directors in March 1993 and became Chairman of the Board in April 1995. He is also a director of Vivid Semiconductor.



Dr. Warkentin was appointed Vice President, Chief Operating Officer, in September 1997. From July 1995 to August 1997, Dr. Warkentin was Vice President, Marketing. From 1993 to 1995, Dr. Warkentin was Beaverton site manager.

Mr. Snyder was appointed Vice President, Chief Financial Officer when he joined Etec in August 1997. From 1990 to 1997, Mr. Snyder was Chief Financial Officer of Integrated Device Technology, a semiconductor manufacturing company.

Mr. Cole, Vice President, Worldwide Sales, joined Etec as Vice President, Sales and Customer Support in August 1996. Before coming to Etec, Mr. Cole served as Vice President, Sales for Genus, Inc., a manufacturer of ion implementation and chemical vapor deposition systems, since 1993.

Ms. Dohren has been Vice President, Corporate Services since September 1997. Prior to that, she served as Vice President, Human Resources and Administration from August 1993 to September 1997.

Dr. Gesley was appointed Vice President, Technology Development in 1996. Prior to that he held the position of Vice President, Engineering from 1995 to 1996.
 He previously held a variety of engineering management roles at Etec directing special development teams and other projects.

Mr. Herd was appointed Vice President, Business Development when he joined the Company in January 1998. Mr. Herd joined Etec from Silicon Valley Group, a semiconductor equipment manufacturer, where he served as Vice President of Business Development from 1996 to January 1998 and as Vice President of Operations, Track Systems Division from 1995 to 1996. Prior to joining Silicon Valley Group, from 1992 to 1995 he was Director of Global Operations and Deputy General Manager for a division of Applied Materials, a semiconductor equipment company.

Mr. Wayman, Vice President, General Counsel and Secretary, joined Etec in June 1998. From 1990 to 1998 Mr. Wayman served as Vice President, General Counsel and Secretary of Storage Technology Corporation, a computer storage equipment manufacturing company.

                                  PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ETEC" since October 24, 1995. As of September 21, 1998, there were 252 holders of record of the Company's outstanding Common Stock. The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market.

                                                        High       Low
                                                      --------- ---------

Fiscal 1998:
    First Quarter...............................       $67.125   $41.500
    Second Quarter..............................        51.250    35.875
    Third Quarter...............................        61.375    42.375
    Fourth Quarter..............................        49.375    29.250

Fiscal 1997:
    First Quarter...............................       $38.250   $23.125
    Second Quarter..............................        44.750    25.407
    Third Quarter...............................        45.125    27.500
    Fourth Quarter..............................        54.250    33.375

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
           (in thousands except per share amounts):

                                                Fiscal Year Ended July 31,
                                    -------------------------------------------------
                                      1998      1997      1996      1995      1994
                                    --------- --------- --------- --------- ---------
Net revenue........................ $288,327  $240,914  $145,645   $82,916   $68,710
Research, development and
  engineering expenses.............  $53,439   $34,373   $17,402   $10,497    $5,102
Income before extraordinary items..  $46,767   $34,439   $37,791    $4,524    $1,612
Net income ........................  $46,767   $34,439   $36,861    $9,936    $1,612
Net income per share-basic.........    $2.13     $1.66     $2.22    $11.84     $2.32
Net income per share-diluted.......    $2.05     $1.57     $2.02     $0.68     $0.12
Shares used in per share
  calculation-basic................   21,922    20,746    16,575       839       694
Shares used in per share
  calculation-diluted..............   22,789    22,003    18,296    14,594    14,008

Total assets....................... $358,514  $284,543  $208,871   $85,984   $62,782
Working capital.................... $195,112  $156,303  $111,199   $23,215    $6,184
Mandatorily redeemable convertible
   preferred stock.................    $  --     $  --     $  --   $76,397   $54,362
Long-term debt, including capital
   lease obligations...............    $  --     $  --    $6,939   $16,866   $31,251
Stockholders' equity(deficit)...... $246,669  $197,461  $115,877  ($67,415) ($76,341)

Factors Affecting Comparability

Fiscal 1997 net income

o reflects the inclusion of a $1.2 million discrete release of a valuation allowance previously recorded against deferred tax assets.



o reflects the write-off of $3.9 million of in-process technology acquired. See Note 11 of Notes to Consolidated Financial Statements.


Fiscal 1996 net income

o reflects the inclusion of an extraordinary loss of $0.9 million recorded as a result of the early extinguishment of debt.


o reflects the write-off of $6.3 million of in-process technology acquired. See Note 11 of Notes to Consolidated Financial Statements.


o reflects a $23.0 million tax benefit realized as a result of the discrete release of a portion of the valuation allowance previously recorded against deferred tax assets.


Fiscal 1995 net income

o reflects the inclusion of an extraordinary gain of $5.4 million recorded as a result of the early extinguishment of $19.7 million of subordinated notes payable and accrued interest.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of 1998

In fiscal 1998 Etec Systems, Inc. reported a year- over-year increase of approximately 20% in revenue and a 21% increase in diluted earnings per share after adjustments for nonrecurring charges in the prior year. These results were achieved despite the difficult period experienced by the semiconductor industry and its suppliers. The industry has seen the impacts of a dramatic downturn in DRAM pricing, the Asian financial crisis and an unsettled personal computer market driven by new market dynamics, including the below $1000 PC. Numerous semiconductor device and equipment manufacturers announced layoffs, plant closings and restructurings Etec's success in light of these events is due to its ability to provide critical enabling technology. The semiconductor industry requires technology from Etec, which allows smaller design rules and integration of increasingly complex functions, to keep up with Moore's Law projections that device performance will double every two years. In addition to enabling increased performance, advanced masks from Etec machines allow new users for semiconductors in a vast array of products. Fiscal 1998 brought continued strong demand for Etec's advanced products. The ALTA(R) 3500 laser beam production tool, introduced in July of 1997, has proven to be the most accepted solution for 0.25 micron production maskwriting applications. The MEBES 5000, an electron-beam raster scan system for high-throughput pilot production of 0.18 micron devices, was introduced in fiscal 1998, and Etec shipped its first system prior to the year end. A second new product introduction, the DigiRite 2000 laser direct imaging system for printed circuit board manufacturing, has been well received by the PCB industry, and the product is entering volume production.

Etec designs, develops and manufactures these systems in state-of-the-art facilities. With new facilities scheduled to be on line in California and Oregon in the spring of 1999 and a new process laboratory in Arizona, Etec is expanding its production capabilities and ensuring it maintains the most modern manufacturing and research facilities available.

In addition to these achievements, Etec increased its cash position to $100 million, while at the same time repurchasing approximately $5.6 million of its common stock.

Results of Operations
Years Ended July 31, 1998 and July 31, 1997

Revenue. Revenues comprise primarily sales of the Company's MEBES(R), CORE(R), and ALTA(R) mask pattern generation systems, accessories and upgrades, and the provision of technical support, maintenance and other services on such products. Product sales, as a percentage of total revenue, increased from 86% in fiscal 1997 to 87% in fiscal 1998, while service revenues decreased from 14% to 13% of total revenue over the same period. Service revenue has not increased at the same rate as product revenue, because average sales prices for the Company's product offering have risen faster than the prices that the Company has been able to negotiate on service contracts. Moreover, revenue from service contracts does not begin until after the expiration of the product warranty period, which is typically one year. The Company derives most of its revenues from the sale of a small number of systems and upgrades. As such, any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular period.

Product revenue increased 22% to $251.2 million from $206.6 million for the years ended July 31, 1998 and 1997, respectively. This increase primarily reflects a change in mix towards new products, which have higher selling prices because of the significant improvements that they offer. The semiconductor business is currently experiencing some difficulty. Weak demand for semiconductors could translate into reduced demand for masks and cause a softening of the demand for the Company's products, which could materially reduce revenue for fiscal 1999.

Service revenue increased 8% to $37.2 million from $34.4 million for the years ended July 31, 1998 and 1997, respectively, due primarily to an increase in the number of systems under service contracts.

Gross Profit. The Company's gross profit on product revenue increased 34% to $144.6 million from $108.1 million for the years ended July 31, 1998 and 1997, respectively. The increase results from an increase in product revenue and the higher product gross margin, which increased to 58% from 52% for the years ended July 31, 1998 and 1997, respectively. The increase in product gross margin is primarily attributable to changes in product mix towards the Company's newer products, which generally have higher gross margins than older products. The Company anticipates that gross margin will remain relatively constant or potentially decline in fiscal 1999. Margins could be negatively impacted by a number of factors, including lower than expected volume, especially if coupled with costs associated with new manufacturing facilities starting in the fourth quarter of fiscal 1999. Margins could also be adversely affected by product mix skewing toward older, less expensive mask pattern generation equipment or lower than anticipated margins in the laser direct imaging business (the Company's Interconnect Products Group) where the Company does not have significant past experience. Additional pressure on margins could come from continued deterioration of Asian currencies relative to the dollar, which would increase the effective cost of the Company's products to its customers in that region. A combination of some or all of these factors may have a material adverse effect on margins in fiscal 1999.

The Company's gross profit on service revenue increased 1% to $8.6 million from $8.5 million for the years ended July 31, 1998 and 1997, respectively. Gross margin on service revenue was 23% and 25% for the years ended July 31, 1998 and 1997, respectively. The static gross profit and decreased gross margin reflect higher revenues from an increase in the number of systems under service contracts, offset by higher costs due to increased personnel required to service the growing installed base and to improve customer satisfaction.

Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to higher levels of product development effort. These expenses, net of third-party funding under cooperative development agreements, increased to $53.4 million, representing 19% of revenue, from $34.4 million, representing 14% of revenue, for the years ended July 31, 1998 and 1997, respectively. The increase is primarily due to expenses incurred in the development of future generation ALTA and MEBES systems, together with costs associated with preparing the initial "beta" versions of the Company's new DigiRite? 2000 laser direct imaging system for shipment from the Interconnect Products Group. Funding received under cooperative development contracts was $5.6 million and $2.0 million for the years ended July 31, 1998 and 1997, respectively. The increase is primarily attributable to the achievement of milestones under the 1997 cost reimbursement agreement with a private consortium, SEMATECH. In July 1998 the Company was awarded a new four-year contract to develop advanced multiple electron beam microcolumns for nanolithography. This award, from the Defense Advanced Research Projects Agency (DARPA) and the Naval Air Systems Command (NAVAIR), will amount to approximately $4 million. Research and development expense in fiscal 1999 could be higher than expected to the extent that the Company is unable to meet milestones necessary to secure funding under its cooperative development contracts.

Selling, General and Administrative. Selling, general and administrative expenses increased 17% to $32.6 million, representing 11% of revenue, from $27.9 million, representing 12% of revenue, for the years ended July 31, 1998 and 1997, respectively. Fluctuations in selling, general and administrative expenses were primarily due to increased headcount, offset by reduced sales commissions payable on sales into Asia due to the expiration of some agreements during fiscal 1998. For fiscal 1999 selling, general and administrative expenses can be expected to increase due to a number of factors, including higher distribution overhead for the direct laser imaging products. The extent of this additional cost is not certain due to the Company's limited past experience in this field.

Interest Expense. Interest expense for the years ended July 31, 1998 and 1997 was $0.8 million and $1.0 million, respectively. The decrease in interest expense is attributable to the repayment of term debt during fiscal year 1997.

Interest Income and Other, Net. Interest and other income was $4.5 million for the year ended July 31, 1998, compared with $3.8 million in the year ended July 31, 1997. This includes $4.3 million of interest income generated by the Company's investment portfolio for the year ended July 31, 1998, compared with $3.3 million for the year ended July 31, 1997. This increase is due to the growth of the Company's investment portfolio and to the achievement of higher average interest rates.

Income Tax Provision. The Company recorded provisions for income taxes for the years ended July 31, 1998 and 1997 of $24.1 million and $18.8 million, respectively. The Company's effective tax rate decreased from 35.5% in fiscal 1997 to 34% in fiscal 1998 primarily due to increased research and development tax credits and increased benefits from the use of a foreign sales corporation.

Years Ended July 31, 1997 and July 31, 1996

Revenue. From fiscal 1996 to fiscal 1997, product revenues increased faster than service revenues, resulting in an increase in product revenues as a percentage of total revenues from 78% in fiscal 1996 to 86% in fiscal 1997. Product revenue increased 83% to $206.6 million from $112.9 million for the years ended July 31, 1997 and 1996, respectively. This increase reflected the sale of thirteen additional systems, higher average selling prices, changes in product mix and an increase in the sales of accessories and upgrades.

Service revenue increased 5% to $34.4 million from $32.7 million for the years ended July 31, 1997 and 1996, respectively. This increase primarily reflected generally higher service activity caused by an increase in the number of systems under service contracts.

Gross Profit. The Company's gross profit on product revenue increased 92% to $108.1 million from $56.3 million for the years ended July 31, 1997 and 1996, respectively. The increase in gross profit on product revenue was due both to increased product shipments and a higher gross profit margin on product revenue, which increased to 52% from 50% for the years ended July 31, 1997 and 1996, respectively. The increase in product gross margin was primarily attributable to generally higher selling prices for the Company's products and an increase in the level of sales of accessories (which tend to have higher gross margins), as well as efficiencies resulting from improvements in manufacturing.

The Company's gross profit on service revenue decreased 9% to $8.5 million from $9.3 million for the years ended July 31, 1997 and 1996, respectively. Gross margin on service revenue was 25% and 28% for the years ended July 31, 1997 and 1996, respectively. The decreases in gross profit and gross margin reflected an investment in service personnel and training to support the increasing number of systems serviced.

Research, Development and Engineering. Research, development and engineering expenses, net of third- party funding under cooperative development agreements, increased to $34.4 million, representing 14.3% of revenue, from $17.4 million, representing 12% of revenue, for the years ended July 31, 1997 and 1996, respectively. This increase primarily reflected the Company's increased commitment to product development. In July 1997, the Company entered into an agreement with a private consortium, SEMATECH, to develop a maskmaking system for 0.15 micron device generation production and 0.13 micron device development. Under the terms of this contract, the Company is entitled to receive up to $12 million. In July 1997, the Company fulfilled the first milestone under the contract and received $1.5 million. In addition, in June 1997, the Company entered into a cost-reimbursement research and development agreement with the United States Department of Defense Advanced Research Projects Agency (DARPA). No funding was recognized under the DARPA agreement during fiscal 1997.

Selling, General and Administrative. Selling, general and administrative expenses increased to $27.9 million, representing 12% of revenue, from $21.3 million, or 15% of revenue, for the years ended July 31, 1997 and 1996, respectively. The increase in selling, general and administrative expenses was primarily due to market development fees on certain laser beam systems sold in Asia, costs resulting from an increase in staffing, rent for the Company's additional facilities, costs associated with being a public company and increased profit sharing.

Write-Off of In-Process Technology Acquired. In the third quarter of fiscal 1997, the Company acquired all of the shares of Ebetech Electron Beam Technology GmbH from VCB, the Venture Capital Company of Siemens AG, MRS Technology, Inc. and a group of founding employees for $5.1 million. The amount allocated to in-process technology of $3.9 million was written off in the third quarter of fiscal 1997 because of the uncertainty as to realization. In the third quarter of fiscal 1996, the Company acquired substantially all of the assets and assumed certain specified liabilities of Polyscan, Inc. in exchange for 350,000 shares of the Company's Common Stock. The excess of the purchase price over the fair value of the net assets of $6.3 million was allocated to in-process technology acquired, which the Company wrote off in the third quarter of fiscal 1996 because of the uncertainty as to realization.

Interest Expense. Interest expense for the years ended July 31, 1997 and 1996 was $1.0 million and $1.8 million, respectively. The decrease in interest expense was attributable to the reduction and refinancing of debt during the fourth quarter of fiscal 1996 and to the early repayment of a $10.0 million term note. This repayment occurred in May 1997.

Interest Income and Other, Net. Interest and other income was $3.8 million for the year ended July 31, 1997, compared with $2.7 million in the year ended July 31, 1996. This includes $3.3 million of interest income generated by the Company's investment portfolio for the year ended July 31, 1997. Included in this category for the year ended July 31, 1996 were approximately $1.8 million of interest earned on the investment of the proceeds from Etec's initial public offering (the "IPO"), as well as $0.8 million of transaction gains on the redemption of the minority interest in Etec Japan.

Income Tax Provision (Benefit). During the year ended July 31, 1997, the Company recorded an income tax provision of $18.8 million. For the year ended July 31, 1996, the Company recorded an income tax benefit of $16.3 million. The Company's provision for income taxes for the year ended July 31, 1997 reflected the discrete release of valuation allowances and the utilization of tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates and the write-off of in- process technology related to the acquisition of Ebetech for which the Company will not receive a tax benefit. The benefit for income taxes for the year ended July 31, 1996 primarily reflected taxes payable by the Company's foreign subsidiaries offset by a change in the valuation allowance.

Extraordinary Loss on Early Extinguishment of Debt. During the year ended July 31, 1996, the Company paid $18.7 million of its 10.65% senior secured notes before their due dates. As a result of this full repayment of the senior secured notes, the Company recorded an extraordinary loss of approximately $0.9 million related to unamortized debt issuance costs.

Liquidity and Capital Resources

In addition to its operational cash flows, in fiscal 1998 the Company entered into agreements with its landlords under which they agreed to make investments of up to $121.0 million for the construction of additional manufacturing facilities under operating lease arrangements. The Company has used $27 million of the $121.0 million total in fiscal 1998 and believes that approximately $92 million will be used in fiscal 1999 and $2 million in fiscal 2000 under these agreements. In fiscal 1997 and fiscal 1996 the Company raised approximately $108.0 million from sales of its common stock in an initial public offering, two additional public offerings, and a private placement. In fiscal 1997, the Company received $5.0 million from the sale and leaseback of its headquarters campus.

The Company has spent approximately $42.8 million for net capital expenditures in fiscal 1998, including $27.0 million in facility construction that was subsequently converted to a construction allowance under an operating lease. The remaining $15.8 million of net capital expenditures in fiscal 1998 was spent primarily to purchase land and testing and process equipment. The Company has budgeted capital expenditures of approximately $38.0 million for fiscal 1999, some of which may be financed.

 In October 1997, the Company purchased approximately 4.2 acres of land in Hayward, California for $0.9 million. This site provides the Company flexibility for future expansion of its Hayward-based operations. In addition, in November 1997, the Company completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon for approximately $2.4 million. The Company is having a new facility constructed on this site to meet development and manufacturing requirements for its laser mask pattern generation products and to back up its electron-beam manufacturing capabilities in Hayward, California. The new facilities in Hayward and Hillsboro are scheduled to be completed in the middle of calendar year 1999. The amortization of the cost of these facilities will increase the Company's manufacturing costs, starting in the fourth quarter of fiscal 1999. There can be no assurance that revenue growth and maintenance of product price levels will be adequate to completely offset these costs.

As of July 31, 1998, the Company had cash, cash equivalents and marketable securities of $100.3 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with other sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit (all of which was available at July 31, 1998), will provide adequate cash to fund its operations for at least the next twelve months. The Company also believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. As such, the Company may effect additional equity or debt financings from time to time in the future.

Cash Flows from Operations

Net cash provided by operations for the fiscal years ended July 31, 1998, 1997, and 1996 was $13.5 million, $19.0 million, and $3.5 million, respectively.

Cash flows from operating activities in fiscal 1998 primarily reflected net income of $46.8 million, depreciation and amortization of $9.0 million and deferred taxes of $5.1 million, offset by increases in accounts receivable of $39.6 million, increases in factored accounts receivable of $11.4 million, increases in inventory of $18.9 million and increases in other assets of $13.3 million.

Cash flows from operations in fiscal 1997 primarily reflected net income of $34.4 million, decreased by noncash items (which include $2.1 million of deferred taxes, the write-off of in-process technology acquired of $3.9 million, and depreciation and amortization of $4.6 million); increases in accounts receivable of $18.5 million and inventory of $14.9 million; and increases in accounts payable and accrued and other liabilities of $9.5 million.

Cash flows from operations in fiscal 1996 primarily reflected net income of $36.9 million, decreased by noncash items (which include $23.6 million of deferred taxes, partially offset by an extraordinary loss on early extinguishment of debt of $0.9 million, the write-off of in-process technology acquired of $6.3 million, and depreciation and amortization of $1.6 million); increases in accounts receivable of $15.7 million and inventory of $25.4 million; increases in other assets of $0.6 million; and increases in accounts payable and accrued and other liabilities of $23.1 million.

Fluctuations in accounts receivable, inventory and current liabilities for all of the above periods were caused primarily by the timing of system orders, the timing of revenue recognition, the increase in unit shipments and the timing of payments to vendors. The increases in accounts receivable are due to a higher sales volume in comparison to the prior periods; a higher ratio of sales in Asia, where payment terms are usually longer than for domestic customers; and shipments of newer technology machines, where customer acceptance is often extended. The increases in inventory are due to the purchase of raw materials in anticipation of a higher order level than was actually achieved and to an increased level of service parts. Any of these events could recur in fiscal 1999. Also, in fiscal 1999 there is risk that receivables could increase disproportionately to increased revenue due to continued difficulties for the Company's Asian customers, as well as adverse credit and collection experience for sales of direct laser imaging products, which is a new business for the Company. Inventories in fiscal 1999 could be adversely affected by the inability of the Company to achieve its expected unit sale volume, due to the same factors discussed under Revenue, above, coupled with inability to cancel or delay orders for raw materials.

Prior to the shipment of a system, the Company generally receives payment for a portion of the system sales price. Such payments are generally received when the Company accepts an order and at various points while the system is being installed and thereafter. Therefore, the amount of customer advances at each reporting period fluctuates based on the number of systems that are on order, the timing of order acceptance, and the status of each system within the manufacturing cycle. Advances from customers decreased to $10.3 million at July 31, 1998 from $11.5 million at July 31, 1997. The backlog for products decreased to $128.8 million at July 31, 1998, from $158.6 million at July 31, 1997.


Cash Flows from Investing Activities

Net cash used in investing activities for the fiscal years ended July 31, 1998, 1997, and 1996 was $18.2 million, $40.4 million, and $37.9 million, respectively.

Cash flows from investing activities in fiscal 1998 comprised net purchases of marketable securities of $2.4 million and net capital expenditures of $26.8 million, offset by cash received from the sale of $11.0 million of building improvements, which were leased back.

In February 1998, the Company entered into an agreement to amend the existing lease on its Hayward facilities to accommodate a $50.0 million planned expansion of production, research and development facilities and renovation of existing production facilities via construction lease allowances. The lease amendment also included the leaseback of an additional $11.0 million of building improvements on existing facilities sold to the lessor via the lease amendment. The initial term of the lease expires in May 2014, and, if not cancelled by the Company, will be automatically extended for three five-year renewal periods and one additional eight-month renewal period.

Cash flows from investing activities for fiscal 1997 primarily comprised net capital expenditures of $27.1 million and net purchases of marketable securities of $10.1 million, offset by proceeds from the sale and leaseback of a new administrative building for $5.0 million. The Company sold the building to its existing landlord and entered into a 15-year lease that is subject to rental adjustments every three years.

Cash flows from investing activities for fiscal 1996 consisted mainly of net purchases of marketable securities of $24.2 million and net capital expenditures of $11.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the fiscal years ended July 31, 1998, 1997, and 1996 was $12.9 million, $33.5 million, and $56.2 million, respectively.

Cash flows from financing activities for fiscal 1998 primarily reflected receipts of $10.3 million from a third-party financing intermediary and proceeds from the issuance of Common Stock of $8.2 million, offset by open market purchases of the Company's stock totaling $5.6 million.

Cash flows from financing activities for fiscal 1997 primarily reflected proceeds from issuance of common stock of $42.2 million, offset by repayments of debt and capital leases of $10.2 million.

Cash flows from financing activities for fiscal 1996 consisted mainly of proceeds from issuance of common stock of $67.6 million and from issuance of debt of $10.0 million, offset by repayments of debt and capital leases of $21.6 million.

During fiscal 1997, the Company repaid its outstanding term debt. In April 1997, the Company entered into an amendment to its existing credit agreement with ABN-AMRO Bank, N.V. to expand its $20.0 million revolving credit line expiring May 31, 1998 to a $50.0 million line of credit expiring May 31, 1999.
 In April 1998, the term of this credit line was further extended to November 1999, and the covenants were revised to be substantially the same as those under the Hillsboro, Oregon lease agreement (see Note 10 to the Consolidated Financial Statements). Indebtedness under the revolving credit facility and term note is unsecured and bears interest at the London Interbank Offered Rate (5.66% on July 31, 1998) plus 0.95%. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on incurring indebtedness, and certain dividend restrictions. These covenants are substantially the same as those under the Hillsboro, Oregon lease agreement. On May 31, 1996, the Company drew down the $10.0 million term note to repay in full its senior secured notes, and in May 1997 repaid its term note in full. No prepayment penalties or debt issuance costs were incurred. No amounts have been drawn under the revolving credit facility.

During fiscal 1996, the Company repaid $18.7 million of its senior secured indebtedness (which amount includes the $8.8 million referred to below), and repaid $3.6 million of senior subordinated notes out of the proceeds of the IPO. During the fourth quarter of fiscal 1996, the Company extinguished the remaining $8.8 million of its senior secured indebtedness with the proceeds of the $10.0 million term loan from ABN-AMRO Bank referred to above.

Other Factors Affecting Company Results

Potential Delays in Shipments

The Company derives most of its annual revenues from the sale of a small number of systems and upgrades at prices currently ranging from approximately $6.0 million to $13.0 million each for MEBES and ALTA systems, and from approximately $1.0 million to $9.0 million each for upgrades. As a result, any delay in the recognition of revenue for a single system or upgrade could have a material adverse effect on the Company's results of operations for a given accounting period. For example, two system shipments planned for the second and third quarters of fiscal 1998 were delayed, due to the failure of a critical subassembly and to a problem in meeting a specification, and were shipped instead in the third and fourth quarters, respectively. These delays caused the Company to miss its revenue and earnings plan for the second quarter of fiscal 1998.

Cyclicity of the Maskmaking and Semiconductor Industries and Dependence on the Capital Spending Decisions of Customers


The Company's operating results depend on capital expenditures by maskmakers, which in turn depend on the current and anticipated demand for masks, integrated circuits made from masks, and products that use such integrated circuits. The overall semiconductor industry has been, and is likely to continue to be, cyclical with periods of oversupply. The current downturn in the demand for semiconductors may reduce the demand for masks and could reduce the demand for the Company's maskmaking equipment. The Company's ability to reduce expenses in response to any such downturn is limited by its need for continued investment in research and development and in customer service and support. Previous downturns in capital investment by the maskmaking industry have materially adversely affected the Company's business, financial condition, and results of operations, and future downturns may have similar material adverse effects. In addition, due to changes in semiconductor manufacturing technology, the demand for maskmaking equipment has at times been depressed while the demand for semiconductor devices has remained strong. A downturn in demand for maskmaking equipment would have a material adverse effect on the Company's business, financial condition, and results of operations.

Development of New Products and Enhancements

The semiconductor industry in general, and the maskmaking industry in particular, are characterized by rapid technological change and evolving industry standards. The failure or significant delay in the development, manufacture or marketing of new products, or in the enhancement of existing products, would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will continue to be successful in selecting, developing, manufacturing and marketing new products or enhancements of existing products.

Damage to Manufacturing Facilities

The Company conducts all of its manufacturing activities for its core products at its leased facilities in Hayward, California and Beaverton, Oregon. The Company's Hayward campus, which includes the corporate headquarters, is located in a seismically active area. Although the Company maintains business interruption insurance, a major catastrophe (such as an earthquake or other natural disaster) at the Hayward or Beaverton sites could result in a prolonged interruption of the Company's business. All of the Company's MEBES electron-beam systems are produced in Hayward, and all of its ALTA laser-beam systems are produced in Beaverton. Neither facility is currently equipped to produce the type of system produced by the other.

Competition

The Company has a number of competitors, including companies that have significantly greater resources, such as Hitachi Ltd. While the Company belives that its products benefit from a superior technical approach to mask lithography, there can be no assurance that competitors will not develop future generations of products that are superior in features, cost, or other factors to the Company's product offerings at that time. Development of a clearly superior competitive product for pattern generation mask lithography would have a materially adverse impact on the Company.

Successful Integration of Acquired Businesses

The Company's business strategy includes expanding its product lines and markets through acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, potential reductions in income due to losses incurred by the acquired business, and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's financial condition and results of operations.

In March 1997, the Company acquired Ebetech Electron Beam Technology GmbH, renamed Etec EBT. This subsidiary (which is part of the Display Products Group) is engaged in the development of focused electron-beam test systems for flat panel displays. These products are currently in the preliminary development stage and there can be no assurance that the Company will be able to introduce them successfully into the market.

In February 1996, the Company acquired Polyscan, Inc. a development-stage company based in Tucson, Arizona that designs and develops laser direct imaging systems for printed circuit board and multichip module applications. Polyscan, Inc. has subsequently been merged into the Company's operations and has become the Company's Interconnect Products Group (IPG). IPG has recognized revenue on one system in fiscal 1998 and has incurred losses since its inception. The Company expects that IPG will continue to incur losses for the foreseeable future. The Company has never operated in the market segments targeted by IPG.

There can be no assurance that the Company will be able to integrate IPG successfully into its current business operations or will be able to integrate the technology into the Company's product development strategy or to manufacture, market, and sell its products successfully, or that its business will ever become profitable. There can be no assurance of the effect of any future acquisition on the Company's business or operating results.

International Sales and Operations

Sales to customers in countries other than the United States accounted for 74%, 72%, and 66% of revenues in fiscal 1998, 1997, and 1996, respectively. The Company anticipates that international sales will continue to account for a significant portion of revenues for the foreseeable future. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales are primarily denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business, such as those experienced recently in certain Asian countries, could materially adversely affect the Company's business, financial condition, and results of operations.

 Year 2000 Issue

Computer programs and systems that make use of dates represented by only two digits (98 rather than 1998) may not operate properly after the year 2000. Two- digit fields can cause problems with sorting, mathematical calculations and comparisons when working with years outside the range of 1900 through 1999. The problem also potentially extends to any systems or devices that include embedded technology, such as microchips.

The Company has established a formal project with a project office and project team to address this issue and achieve Year 2000 (Y2K) readiness. The Company has chosen the U.S. Government Accounting Office (GAO) Program Management Model, as modified, to manage and measure its progress. The project focuses on four key readiness areas: 1) Product readiness, addressing product functionality; 2) Supplier readiness, addressing the preparedness of our suppliers; 3) Internal infrastructure readiness, addressing mission-critical internal information technology (IT) and non-IT systems; and 4) Customer readiness, addressing customer preparedness and the Company's customer support. For each readiness area, the Company is systematically performing an enterprise-wide risk assessment, implementing the GAO Program Management Model as a project, and developing contingency plans to mitigate unknown risk. The Company is also communicating with its customers, suppliers, employees, and other third- party business partners to reinforce awareness and to inform them of its progress toward Year 2000 readiness. The Company is doing this through a variety of media, including regular updates to the Y2K area of the corporate web site. The Awareness and Assessment phases of the project have been substantially completed and the Renovation phase commenced in May 1998. The Company has engaged a third party to assist in its effort to ensure a comprehensive effort is made to address the Y2K issue.

Product Readiness: A single test suite is used to test all of the Company's products. This provides a complete assessment of potential Y2K impacts and precludes inefficient use of resources that would result from the performance of individual customer test suites. Etec is performing its testing in accordance with SEMATECH Year 2000 Test Scenarios. The Company has communicated to its customers the current status for each of its products, as well as a proposed remediation plan and schedule.

Customer Readiness: The Company plans to commence making Year 2000 compliant updates to its customers' systems through its standard Service Update Plan process by January 1999, with completion planned by June 1999. A Monitoring phase of the program is planned as well, which provides for the contingency of customers experiencing issues with the validation and implementation phases of the project.

Supplier Readiness: This aspect of the program is focused on minimizing risk associated with the Company's suppliers in two areas: first, the supplier's capability to provide Y2K compliant products and second, the supplier's business capability to continue to provide the required products and services. The Company is using the SEMATECH Year 2000 Readiness Supplier Questionnaire as an aid in assessing risk. A supplier action list and contingency plans are being developed based upon this assessment. Supplier issues that potentially affect the Company's products are targeted to be resolved by December 1998.

Internal Infrastructure Readiness: The Company has completed an assessment of its IT and non-IT applications and its business processes. Some applications and processes have already been made Y2K compliant, while others are being prioritized and assigned resources based upon their importance to the Company's ability to conduct business. All implementations are scheduled to be completed no later than July 1999.

The Company estimates that the total Year 2000 costs will range from $5 to $8 million, with the majority of these costs to be incurred over the next six fiscal quarters. The Company is continuing its assessment and developing alternatives that will result in a further refinement of this estimate over time. There can be no assurance that actual costs will not differ materially from the current estimate.

If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially affected.

Forward-Looking Statements

Statements in this report that are prefaced with words such as "expects," "anticipates," "believes," or similar words and other statements of similar sense are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances that may or may not be within the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

Effects of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements must be provided for all periods presented and require reclassification adjustments. The Company will adopt SFAS 130 in the first quarter of fiscal 1999.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements and also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in the first quarter of fiscal 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at their fair value in the statement of financial position and the corresponding gains or losses be either reported in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company will adopt SFAS 133 in fiscal 2000 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of July 31, 1998, the Company's cash and investment portfolio includes fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Foreign Currency Exchange Risk. The majority of the Company's sales are denominated in U.S. dollars and as a result, the Company has relatively little exposure to foreign currency exchange risk. However, the Company enters into forward exchange contracts to hedge certain intercompany exposures denominated in foreign currencies. These forward exchange contracts are denominated in the same currency as the underlying transaction. The Company does not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates on the forward contracts would not have a material impact on the Company's future operating results or cash flows.

Item 8. Financial Statements and Supplementary Data

ETEC SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ETEC SYSTEMS INC.

Report of Independent Accountants
Consolidated Balance Sheets at July 31, 1998 and 1997
Consolidated Statements of Income for the years ended July 31, 1998, 1997, 1996 Consolidated Statements of Stockholders' Equity for the years ended July 31,
  1998,1997, and 1996
Consolidated Statements of Cash Flows for the years ended July 31, 1998, 1997, and 1996
Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Etec
Systems, Inc.

        In our opinion, the consolidated financial statements listed in the Index appearing under Item 14(a)1 on page 42 present fairly, in all material respects, the financial position of Etec Systems, Inc. and its subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PRICEWATERHOUSECOOPERS LLP


PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 24, 1998

                               ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              July 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
                            ASSETS
Current assets:
  Cash and cash equivalents...........................   $63,600     $55,975
  Marketable securities...............................    36,689      34,262
  Accounts receivable, less allowance for
   doubtful accounts of $1,226 and $1,136.............    84,529      54,879
  Inventory...........................................    86,512      67,202
  Deferred tax assets.................................    17,902      22,822
  Other current assets................................    11,322       3,322
                                                       ----------  ----------
    Total current assets..............................   300,554     238,462
Property, plant, and equipment, net...................    48,970      42,013
Other assets..........................................     8,990       4,068
                                                       ----------  ----------
                                                        $358,514    $284,543
                                                       ==========  ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $26,506     $20,830
  Accrued and other liabilities.......................    60,804      53,028
  Taxes payable.......................................    18,132       8,301
                                                       ----------  ----------
    Total current liabilities.........................   105,442      82,159

Deferred gain on sale of asset........................     2,649       2,871
Other liabilities.....................................     3,754       1,872
                                                       ----------  ----------
    Total liabilities.................................   111,845      86,902
                                                       ----------  ----------
Commitments and Contingencies (Note 9)
Stockholders' equity:
  Preferred Stock, par value $0.01 per share;
   10,000,000 shares authorized; none issued
   and outstanding....................................      --          --
  Common Stock, par value $0.01 per share;
   60,000,000 and 40,000,000 shares authorized;
   21,977,070 and 21,679,636 issued and outstanding...       220         217
  Warrants............................................       600         631
  Additional paid-in capital..........................   201,327     198,758
  Notes receivable from stockholders..................      --          (201)
  Cumulative translation adjustments..................    (1,200)       (719)
  Retained earnings (accumulated deficit).............    45,722      (1,045)
                                                       ----------  ----------
    Total stockholders' equity........................   246,669     197,641
                                                       ----------  ----------
                                                        $358,514    $284,543
                                                       ==========  ==========

  See  the accompanying notes to these consolidated financial statements

                               ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Year Ended July 31,
                                                 -------------------------------
                                                   1998       1997       1996
                                                 ---------  ---------  ---------
Revenue:
  Products...................................... $251,154   $206,561   $112,940
  Services......................................   37,173     34,353     32,705
                                                 ---------  ---------  ---------
                                                  288,327    240,914    145,645
                                                 ---------  ---------  ---------
Cost of revenue:
  Cost of products..............................  106,585     98,416     56,632
  Cost of services..............................   28,585     25,871     23,410
                                                 ---------  ---------  ---------
                                                  135,170    124,287     80,042
                                                 ---------  ---------  ---------
Gross profit....................................  153,157    116,627     65,603
                                                 ---------  ---------  ---------
Operating expenses:
  Research, development, and engineering........   53,439     34,373     17,402
  Selling, general, and administrative..........   32,596     27,939     21,269
  Write-off of in-process technology acquired...       --      3,874      6,269
                                                 ---------  ---------  ---------
                                                   86,035     66,186     44,940
                                                 ---------  ---------  ---------
Income from operations..........................   67,122     50,441     20,663
Interest expense................................     (765)      (988)    (1,824)
Other income (expense), net.....................    4,503      3,821      2,669
                                                 ---------  ---------  ---------
Income before income tax provision (benefit)
 and extraordinary items........................   70,860     53,274     21,508
Income tax provision (benefit)..................   24,093     18,835    (16,283)
                                                 ---------  ---------  ---------
Income before extraordinary items...............   46,767     34,439     37,791
Extraordinary loss on early extinguishment
 of debt........................................       --         --       (930)
                                                 ---------  ---------  ---------
Net income......................................   46,767     34,439     36,861
Accretion of mandatorily redeemable
 convertible preferred stock....................       --         --      1,078
                                                 ---------  ---------  ---------
Net income attributable to Common Stockholders..  $46,767    $34,439    $35,783
                                                 =========  =========  =========

Net income per share data-basic:
  Income before extraordinary items.............    $2.13      $1.66      $2.28
  Extraordinary loss............................       --         --     ($0.06)
                                                 ---------  ---------  ---------
  Net income....................................    $2.13      $1.66      $2.22
                                                 =========  =========  =========

Shares used in per-share calculation-basic......   21,922     20,746     16,575
                                                 =========  =========  =========
Net income per share data-diluted:
  Income before extraordinary items.............    $2.05      $1.57      $2.07
  Extraordinary loss............................       --         --     ($0.05)
                                                 ---------  ---------  ---------
  Net income....................................    $2.05      $1.57      $2.02
                                                 =========  =========  =========

Shares used in per-share calculation-diluted....   22,789     22,003     18,296
                                                 =========  =========  =========

  See  the accompanying notes to these consolidated financial statements

                               ETEC SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           Retained
                                                                                           Earnings
                            Common Stock               Additional            Cumulative    (Accumu-
                          ------------------            Paid-in     Notes    Translation    lated
                            Shares    Amount Warrants   Capital   Receivable Adjustments   Deficit)    Total
                          ----------- ------ --------- ---------- ---------- -----------  ---------- ---------
Balance at July 31,
 1995...................     910,402     $9      $562       $400       ($55)     $2,936    ($71,267) ($67,415)
Stock offerings.........   5,374,167     54       --      56,903        --          --           --    56,957
Shares and warrants
 issued to equity
 investor...............     500,000      5       600      9,895        --          --           --    10,500
Shares issued in
 connection with the
 Polyscan acquisition...     350,000      4       --       3,496        --          --           --     3,500
Issuance of warrants....        --       --     1,031        --         --          --           --     1,031
Exchange of ATEQ stock
 for Common Stock.......      66,915     --       --         --         --          --           --       --
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock
 redemption value.......        --       --       --         --         --          --       (1,078)   (1,078)
Conversion of
 Mandatorily Redeemable
 Convertible Preferred
 Stock..................  11,747,057    118       --      77,357        --          --           --    77,475
Payments on notes
 receivable.............        --       --       --         --          38         --           --        38
Issuance under stock
 plans..................     227,415      2       --         731        --          --           --       733
Exercise of warrants....     435,008      4    (1,097)     1,093        --          --           --       --
Cumulative translation
 adjustments............        --       --       --         --         --       (2,725)         --    (2,725)
Net income..............        --       --       --         --         --          --       36,861    36,861
                          ----------- ------ --------- ---------- ---------- -----------  ---------- ---------
Balance at July 31,
 1996...................  19,610,964    196     1,096    149,875        (17)        211     (35,484)  115,877
Stock offering..........   1,254,487     13       --      39,264        --          --           --    39,277
Payments on notes
 receivable.............        --       --       --         --         116         --           --       116
Issuance of notes
 receivable.............        --       --       --         --        (300)        --           --      (300)
Issuance under stock
 plans..................     633,921      6       --       2,908        --          --           --     2,914
Exercise of warrants....     180,264      2      (465)       683        --          --           --       220
Tax benefit of stock
 option transactions....        --       --       --       6,028        --          --           --     6,028
Cumulative translation
 adjustments............        --       --       --         --         --         (930)         --      (930)
Net income..............        --       --       --         --         --          --       34,439    34,439
                          ----------- ------ --------- ---------- ---------- -----------  ---------- ---------
Balance at July 31,
 1997...................  21,679,636    217       631    198,758       (201)       (719)     (1,045)  197,641
Payments on notes
 receivable.............        --       --       --         --         201         --           --       201
Issuance under stock
 plans..................     389,743      4       --       5,859        --          --           --     5,863
Exercise of warrants....      72,691      1       (31)        30        --          --           --       --
Shares repurchased......    (165,000)    (2)      --      (5,581)                                      (5,583)
Tax benefit of stock
 option transactions....        --       --       --       2,261        --          --           --     2,261
Cumulative translation
 adjustments............        --       --       --         --         --         (481)         --      (481)
Net income..............        --       --       --         --         --          --       46,767    46,767
                          ----------- ------ --------- ---------- ---------- -----------  ---------- ---------
Balance at July 31,
 1998...................  21,977,070   $220      $600   $201,327     $  --      ($1,200)    $45,722  $246,669
                          =========== ====== ========= ========== ========== ===========  ========== =========

  See  the accompanying notes to these consolidated financial statements

                               ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        Year Ended July 31,
                                                  -----------------------------
                                                    1998      1997      1996
                                                  --------- --------- ---------
Cash flows from operating activities:
  Net income.....................................  $46,767   $34,439   $36,861
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Extraordinary loss on early
     extinguishment of debt......................      --        --        930
    Write-off of in-process technology acquired..      --      3,874     6,269
    Depreciation and amortization................    8,999     4,632     1,629
    Deferred taxes...............................    5,058     2,103   (23,564)
    Changes in assets and liabilities:
      Accounts receivable........................  (39,625)  (18,502)  (15,743)
      Factoring of accounts receivable ..........   11,400       --        --
      Inventory..................................  (18,928)  (14,911)  (25,393)
      Other assets...............................  (13,335)   (2,139)     (579)
      Accounts payable...........................    5,676     6,772     7,724
      Accrued and other liabilities..............    7,512     2,712    15,348
                                                  --------- --------- ---------
  Net cash provided by operating activities......   13,524    18,980     3,482
                                                  --------- --------- ---------
Cash flows from investing activities:
  Capital expenditures for property and
   equipment, net................................  (26,765)  (27,075)  (11,673)
  New building construction costs................      --     (3,555)   (1,445)
  Purchase of marketable securities, net.........   (2,427)  (10,109)  (24,153)
  Loan to Polyscan, Inc., net and other..........      --        --       (637)
  Payment for purchase of Ebetech, net of cash
   acquired......................................      --     (4,682)      --
  Proceeds from sale of facilities...............   11,000     5,000       --
                                                  --------- --------- ---------
  Net cash (used in) provided by investing
   activities....................................  (18,192)  (40,421)  (37,908)
                                                  --------- --------- ---------
Cash flows from financing activities:
  Repayment of debt and capital leases...........     (132)  (10,171)  (21,631)
  Issuance of long-term debt.....................      --        --     10,000
  Financing from intermediary, net of repayments.   10,260     3,796       159
  Repurchase of warrants.........................      (31)   (2,633)      --
  Issuance of notes payable......................      --        500       --
  Issuance(payment)of notes receivable to stockhol     201      (184)      --
  Repurchase of Common Stock                        (5,583)      --        --
  Proceeds from issuance of Common Stock.........    8,155    42,171    67,628
                                                  --------- --------- ---------
  Net cash provided by financing activities......   12,870    33,479    56,156
                                                  --------- --------- ---------
  Effect of exchange rate changes on cash........     (577)     (535)     (896)
                                                  --------- --------- ---------
  Net change in cash and cash equivalents........    7,625    11,503    20,834
  Cash and cash equivalents at beginning of
   the year......................................   55,975    44,472    23,638
                                                  --------- --------- ---------
  Cash and cash equivalents at the end of
   the year......................................  $63,600   $55,975   $44,472
                                                  ========= ========= =========
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for interest.......     $697      $982    $2,001
                                                  ========= ========= =========
  Cash paid during the period for income taxes...   $5,263    $8,229    $2,972
                                                  ========= ========= =========

  See  the accompanying notes to these consolidated financial statements

                                ETEC SYSTEMS, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES


Etec Systems, Inc. (the "Company") designs, develops, manufactures, markets, and services electron-beam and laser-beam pattern generation equipment for the semiconductor industry. The Company has operations in the United States, Japan, Korea, Taiwan, Germany, and France. The Company operates in one industry segment.


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

Management Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary materially from those estimates.

Revenue Recognition

Product revenue is generally recognized upon shipment. Billing takes place in accordance with the contract terms. Typically a portion of the total equipment sales price is billable at the time of taking the order, on customer's acceptance at the company's manufacturing facility and on final acceptance at the customer's facility. A provision for installation costs and estimated future warranty costs is recorded at the time revenue is recognized. Revenue associated with retrofitting certain models is recognized upon completion of the retrofit. Service revenue is deferred and is recognized on a straight-line basis over the period of service.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the first- in, first-out method.




Property and Equipment

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

Capitalization of Internal Use Software

The Company capitalizes certain costs related to the purchase of software for internal use and its implementation, which include purchased software, consulting fees, and the use of certain specified Company resources. As of July 31, 1998 and 1997, $10.6 and $9.8 million of costs, respectively, (net of accumulated depreciation) associated with internal use software had been capitalized.

Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. The Company is party to certain contracts that provide for partial funding of certain research, development and engineering costs. Amounts funded under these contracts are recognized as costs are incurred.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities, and accounts receivable. The Company places its temporary cash investments and marketable securities with financial institutions and other creditworthy issuers, and it limits the amount of credit exposure to any one party.

The Company is exposed to credit-related losses if factored receivables become uncollectible; however, collectibility issues are not expected with any outstanding customer balances because factoring was on a non recourse basis.

The Company's accounts receivable are derived primarily from sales to customers located in the United States, Europe, and the Far East. The Company performs ongoing credit evaluations of its customers. Additionally, prior to shipment of systems, the Company generally receives payment for a portion of the system sales price. Write-offs during the periods presented have been insignificant.

At July 31, 1998, receivables from one customer represented 15% of the Company's accounts receivable. At July 31, 1997, outstanding receivables from four customers represented 22%, 17%, 14% and 11%, respectively, of the Company's accounts receivable.

Stock-Based Compensation

The Company has elected to follow the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options and stock purchase plan. Pro forma information regarding net income and net income per share is disclosed as required by the Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which also requires that the information be determined as if the Company accounted for its stock-based compensation subsequent to July 31, 1995 under the fair value method of that Statement (see Note 7-Benefit Plans).

Net Income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," in the second fiscal quarter of 1998. Under the provisions of SFAS 128, primary earnings per share have been replaced by basic net income per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted earnings per share have been replaced by diluted net income per share. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128. Basic net income per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net income has not been adjusted for any period presented for purposes of computing basic and diluted net income per share.

For purposes of computing diluted net income per share, weighted average potential common shares do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. The number of shares excluded from the computation for fiscal 1998, 1997, and 1996 were 262,700, 702,060, and 353,280 at an average price of
$47.75, $35.38, and $14.55, respectively.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements must be provided for all periods presented and require reclassification adjustments. The Company will adopt SFAS 130 in the first quarter of fiscal 1999.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements and also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in the first quarter of fiscal 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at their fair value in the statement of financial position and the corresponding gains or losses be either reported in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company has not yet determined the effect of adopting SFAS 133, which will be effective for the Company's fiscal year 2000.

NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

The Company has classified all investments as available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investment's cost and fair value is recorded as a separate component of stockholders' equity. Temporary differences between cost and fair value for the years ended July 31, 1998 and July 31, 1997 were not material.

Information about the types of cash equivalents and marketable securities held is as follows:

                                                 July 31,
                                            -------------------
                                              1998      1997
                                            --------- ---------
                                                (in thousands)
Cash and cash equivalents:
  Cash .................................      $6,966   $24,995
  Money market funds ...................      38,683     8,810
  Municipal obligations ................      17,951    13,077
  Corporate debt obligaitons ...........        --       7,092
  Obligations of U.S. government agencies       --       2,001
                                            --------- ---------
                                             $63,600   $55,975
                                            ========= =========
Marketable securities:
  Municipal obligations ................      30,565     5,158
  Obligations of U.S. government agencies      2,043     6,905
  Corporate debt securities ............       4,081    22,199
                                            --------- ---------
                                             $36,689   $34,262
                                            ========= =========
                                            $100,289   $90,237
                                            ========= =========

Information about the contractual maturities of marketable securities at July 31, 1998 is as follows:




                                             Due in   Due after
                                            one year  one year
                                              or       through
                                             less     five years
                                            --------- ---------
                                                (in thousands)
  Municipal obligations ................      19,778    10,787
  Obligations of U.S. government agencies       --       2,043
  Corporate debt obligaitons ...........       4,081      --
                                            --------- ---------
                                             $23,859   $12,830
                                            ========= =========

NOTE 3--CERTAIN BALANCE SHEET COMPONENTS:

                                                 July 31,
                                            -------------------
                                              1998      1997
                                            --------- ---------
                                                (in thousands)
Inventory:
  Purchased parts........................    $30,407   $20,325
  Work-in-process........................     35,554    35,972
  Spares.................................     20,551    10,905
                                            --------- ---------
                                             $86,512   $67,202
                                            ========= =========
Property, plant, and equipment:
  Buildings..............................     $9,882    $8,142
  Machinery and equipment................     62,624    48,599
                                            --------- ---------
                                              72,506    56,741
Less accumulated depreciation............    (23,536)  (14,728)
                                            --------- ---------
                                             $48,970   $42,013
                                            ========= =========
Accrued and other liabilities:
  Customer advances......................    $10,268   $11,451
  Accrued employee costs.................     10,973     9,133
  Accrued warranty and installation......     11,220    11,121
  Payable to financing intermediary......     18,718     8,458
  Other accrued liabilities..............      9,625    12,865
                                            --------- ---------
                                             $60,804   $53,028
                                            ========= =========

---------


NOTE 4-LONG-TERM DEBT

During fiscal 1997, the Company repaid its outstanding term debt. In April 1997, the Company entered into an amendment to its existing credit agreement with ABN-AMRO Bank, N.V. to expand its $20.0 million revolving credit line expiring May 31, 1998 to a $50.0 million line of credit expiring May 31, 1999.
 In April 1998, the term of this credit line was further extended to November 1999, and the covenants were revised to be substantially the same as those under the Hillsboro, Oregon lease agreement (see Note 9). Indebtedness under the revolving credit facility and term note is unsecured and bears interest at the London Interbank Offered Rate (5.66% on July 31, 1998) plus 0.95%. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on incurring indebtedness, and certain dividend restrictions. On May 31, 1996, the Company drew down the $10.0 million term note to repay in full its senior secured notes, and in May 1997 repaid its term note in full. No prepayment penalties or debt issuance costs were incurred. No amounts have been drawn under the revolving credit facility.

NOTE 5-STOCKHOLDERS' EQUITY

Common and Preferred Stock

In October 1995, the Company completed the initial public offering (the "IPO") of 4,200,000 shares of Common Stock, of which 3,841,667 shares were issued and sold by the Company and 358,333 shares were sold by stockholders. The IPO raised approximately $35.7 million before deducting offering expenses. In November 1995, the underwriters exercised their option to purchase an additional 630,000 shares of Common Stock from the Company at $10.00 per share before deducting underwriting discounts and commissions. Net proceeds to the Company in connection with this purchase totaled approximately $5.9 million. In connection with the IPO, holders of mandatorily redeemable convertible preferred stock converted their shares into 11,747,057 shares of Common Stock.

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

In June 1996, the Company issued and sold 500,000 shares of Common Stock in a private transaction for a price of $10.0 million.

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

The Company's Articles of Incorporation were amended on January 30, 1997 to increase the authorized stock to 50,000,000 shares. Such shares include 40,000,000 shares of Common Stock with a par value of $0.01 per share and 10,000,000 shares of Preferred Stock with a par value of $0.01 per share.

The Company's Articles of Incorporation were further amended on December 30, 1997 to increase the number of authorized shares of Common Stock to 60,000,000 shares with a par value of $0.01 per share.

In June 1998, the Board of Directors authorized the repurchase of up to $30 million of Common Stock. Shares may be repurchased at prevailing market prices from time to time. In fiscal 1998, the Company repurchased 165,000 shares of Common Stock for approximately $5.6 million at an average price of $33.84 per share.

NOTE 6-INCOME TAXES

The components of income before income tax provision (benefit) and extraordinary items are as follows:

                                                     Year Ended July 31,
                                            -----------------------------
                                              1998      1997      1996
                                            --------- --------- ---------
Domestic.................................    $62,793   $49,604   $15,870
Foreign..................................      8,067     3,670     5,638
                                            --------- --------- ---------
                                             $70,860   $53,274   $21,508
                                            ========= ========= =========










The components of the income tax provision (benefit) are as follows:

                                                     Year Ended July 31,
                                            -----------------------------
                                              1998      1997      1996
                                            --------- --------- ---------
                                                     (in thousands)
Current:
  Federal..................................  $12,660    $9,906    $2,179
  State....................................    1,248     1,869     1,187
  Foreign..................................    5,127     4,957     3,915
                                            --------- --------- ---------
                                              19,035    16,732     7,281
                                            --------- --------- ---------
Deferred:
  Federal..................................    5,090     2,441   (20,623)
  State....................................      464       267    (2,357)
  Foreign..................................     (496)     (605)     (584)
                                            --------- --------- ---------
                                               5,058     2,103   (23,564)
                                            --------- --------- ---------
Income tax provision (benefit).............  $24,093   $18,835  ($16,283)
                                            ========= ========= =========

  The income tax provision (benefit) differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                     Year Ended July 31,
                                            -----------------------------
                                              1998      1997      1996
                                            --------- --------- ---------
                                                     (in thousands)
Income tax provision at U.S. statutory rate. $24,800   $18,646    $7,563
State income taxes, net of federal income
 tax benefit................................   2,036     1,389     1,187
Credits ....................................  (4,762)     --        --
Purchase accounting non-taxable write-offs..    --       2,014     2,194
Foreign earnings taxed at higher rates......     720     2,349     2,103
Foreign sales corporation...................  (3,089)   (1,370)      --
Realized deferred tax assets previously
 reserved...................................    --        --      (7,160)
Change in valuation allowance...........       3,034    (3,921)  (22,980)
Other.......................................   1,354      (272)      810
                                            --------- --------- ---------
  Total..................................... $24,093   $18,835  ($16,283)
                                            ========= ========= =========


The Company's effective tax rate decreased from 35.5% in fiscal 1997 to 34% in fiscal 1998 primarily due to increased research and development tax credits and increased benefits from the use of a foreign sales corporation.

  The components of deferred taxes are as follows:

                                                           July 31,
                                                      -------------------
                                                        1998      1997
                                                      --------- ---------
                                                          (in thousands)
Current:
  Nondeductible accruals and reserves.............     $14,656   $17,865
  Uniform capitalization adjustment to inventory..       1,121     1,892
  Revenue recognized for tax return purposes and
   deferred for financial statements..............         806      --
  Net operating loss carryforwards................        --       2,297
  Other...........................................       2,390       768
  Valuation allowance.............................      (1,071)     --
                                                      --------- ---------
  Net current deferred tax asset..................      17,902    22,822
                                                      --------- ---------
Noncurrent:
  Deferred gain on sale of asset..................       1,129     1,213
  Other...........................................       2,047       138
  Valuation allowance.............................      (3,176)   (1,213)
                                                      --------- ---------
  Net noncurrent deferred tax asset...............        --         138
                                                      --------- ---------
  Net deferred tax asset..........................     $17,902   $22,960
                                                      ========= =========

The Company has included in its deferred tax assets a valuation allowance for the years ended July 31, 1998 and 1997 of $4.2 million and $1.2 million, respectively. The valuation allowance has been recorded against certain foreign deferred tax assets and certain noncurrent tax assets as the realizability is not assured at the balance sheet date.

NOTE 7-BENEFIT PLANS

Stock Option Plans

The Company grants options to employees and non- employee directors to purchase shares of its Common Stock. As of July 31, 1998, the Company had an aggregate of 4,996,836 common shares reserved for issuance under its employee equity plans (Employee Plans). There were 478,641 shares available for grant under the Employee Plans as of July 31, 1998. Currently the only plan under which the Company grants options to employees is the 1995 Omnibus Incentive Plan. Options to non-employee directors are granted under the 1995 Directors' Plan (the Directors' Plan). As of July 31, 1998, the company had 150,000 shares of Common Stock reserved for issuance under the Directors' Plan, of which 47,000 shares were available for grant. All options granted under any of the plans have been for a term of ten years, with an exercise price equal to the fair market value of the shares on the date of grant of the option. For grants to employees, the vesting period has generally been 25% per year over the four years following the date of grant. Grants to directors vest over a period of between one and two years after the date of grant.

Following is a summary of the activities in the Employee and Directors' Plans for the past three years:

                                                            Weighted
                                                             Average
                                                Options     Exercise
                                              Outstanding     Price
                                              -----------  -----------
      Outstanding, July 31, 1995............   1,144,932        $1.53
        Granted.............................     760,382       $15.52
        Canceled............................     (19,409)       $3.18
        Exercised...........................    (165,695)       $0.47
                                              -----------
      Outstanding, July 31, 1996............   1,720,210        $7.71
        Granted.............................     888,964       $38.61
        Canceled............................    (148,637)       $9.15
        Exercised...........................    (565,854)       $2.59
                                              -----------
      Outstanding, July 31, 1997............   1,894,683       $23.30
        Granted.............................   1,134,116       $41.25
        Canceled............................     (55,935)      $29.31
        Exercised...........................    (289,188)       $9.32
                                              -----------
      Outstanding, July 31, 1998............   2,683,676       $32.26
                                              ===========

At July 31, 1998, 1997, and 1996, options were exercisable for 589,927; 345,773; and 508,376 shares, respectively.



















Significant option groups outstanding at July 31, 1998, related weighted average exercise price per share of options granted and contractual life information are as follows:

                         Options Outstanding             Options Exercisable
                  -----------------------------------  -----------------------
                                Weighted
                                 Average    Weighted                 Weighted
                                Remaining   Average                  Average
    Range of                   Contractual  Exercise                 Exercise
 Exercise Prices     Shares    Life (Years)  Price        Shares      Price
----------------- ------------ ----------- ----------  ------------ ----------
$ 0.01 - $ 4.00       292,838        6.29      $2.39       215,934      $2.02
$ 4.88 - $ 31.19      559,066        7.90     $19.45       176,859     $19.60
$ 31.50 - $ 34.38     624,550        9.80     $34.30         3,374     $32.22
$ 34.75 - $ 42.50     782,230        8.84     $40.39       186,754     $40.24
$ 42.75 - $67.13      424,992        9.33      51.72         7,006      44.46
                  ------------                         ------------
Total               2,683,676                              589,927
                  ============                         ============

As described in Note 1, the Company has adopted the disclosure provisions as required by SFAS 123. Accordingly, no compensation cost has been recognized in the Company's statements of operations, as all options were granted at an exercise price per share equal to the market value of the Company's common stock on the date of grant.

As required by SFAS 123 for pro forma disclosure purposes only, the Company has calculated the estimated grant date fair value using the Black- Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                              1998      1997      1996
                                            --------- --------- ---------
      Expected life (years).................       5         5         5
      Risk-free interest rate...............     5.6%      6.4%      6.0%
      Volatility............................      56%       53%       53%
      Dividend yield........................     --        --        --

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 1998, 1997 and 1996 was $19.37, $17.44, and $7.35 per share subject to option, respectively.

Employee Stock Purchase Plan

Since July 1995, the Company has offered an Employee Stock Purchase Plan
(ESPP) under which rights are granted to purchase shares of Common Stock at 85% of the lesser of the market value of such shares at the beginning of an eighteen-month offering period or at the end of each six-month segment within the offering period. Under the ESPP, the Company is authorized to grant options to purchase up to 500,000 shares of the Company's Common Stock. During fiscal 1998, 1997 and 1996, 100,555; 68,067; and 39,189 shares, respectively, were purchased at prices ranging from $8.57 to $34.21 per share. Shares available for future purchase under the ESPP totaled 292,189 at July 31, 1998.

The following weighted average assumptions are included in the estimated grant date fair value calculations under the ESPP:

                                              1998      1997      1996
                                            --------- --------- ---------
      Expected life (years).................     0.5       0.5       0.5
      Risk-free interest rate...............     5.6%      6.4%      6.0%
      Volatility............................      56%       53%       53%
      Dividend yield........................     --        --        --

Compensation cost (included in pro forma net income and net income per share amounts only) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP was calculated using the Black-Scholes model. Included in the pro forma net income for fiscal 1998, 1997, and 1996 is compensation expense related to purchase rights granted during fiscal 1998. The weighted average estimated grant date fair value per share for rights granted under the ESPP, as defined by SFAS 123, for stock purchased under the ESPP during fiscal 1998, 1997 and 1996 was $10.66; $6.07; and $6.68 per share, respectively.

Pro forma results

Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and employee stock purchase plan, the pro forma effect on net income and net income per share would be as set forth below. These pro forma statements take into consideration pro forma compensation related only to grants made after December 15, 1995. Consequently, the pro forma effect on net income and net income per share for fiscal 1998, 1997, and 1996 is not necessarily representative of the pro forma effect on net income in future years.









Pro forma results for fiscal 1998, 1997, and 1996 are as follows:

                                              1998      1997      1996
                                            --------- --------- ---------
                                        (in thousands, except share amounts)
    Pro forma net income..................   $38,403   $31,447   $35,320
    Pro forma net income per share-basic..     $1.75     $1.52     $2.13
    Pro forma net income per share-diluted     $1.72     $1.49     $2.07

401(k) Plan

On June 15, 1990, the Company adopted a 401(k) savings plan that covers all
eligible employees.   The Company contributed approximately $0.5 million, $0.4
million and $0.2 million to the Plan during the years ended July 31, 1998, 1997, and 1996, respectively.


NOTE 8-RELATED PARTY TRANSACTIONS

Sales to related parties included in product and service revenue in fiscal 1996 were approximately $21.6 million. Sales to related parties during fiscal 1997 and 1998 were insignificant were $176.2 million, $138.5 million, and $72.7 million for the years ended July 31, 1998, 1997, and 1996, respectively.

NOTE 9-COMMITMENTS AND CONTINGENCIES

In November 1997, the Company completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon at a cost of approximately $2.4 million. The Company is having a new facility constructed on this site to meet development and manufacturing requirements for its laser mask pattern generation products.

In December 1997, the Company entered into an agreement to lease the facility to be constructed on the land described above. The lessor of the buildings has committed to spend up to $60.0 million for construction and the Company will act as construction agent for the lessor. The lease term begins upon completion of construction (which is expected in the middle of calendar year
1999) and ends in November 2004. With the approval of the lessor, the Company may extend the lease term for up to three one-year periods. The Company has the option to purchase the facility at any time during the lease term at the lessor's capitalized cost. If the Company does not elect to purchase the property at the end of the lease term, the Company is required to guarantee the minimum residual value, not to exceed $49.8 million. Management believes that the contingent liability relating to this residual value guarantee does not currently have a material adverse effect on the Company's financial position or results of operations. The agreement also requires the Company to comply with certain financial covenants. At July 31, 1998, the Company was in compliance with these covenants.

In February 1998, the Company entered into an agreement to amend the existing lease on its Hayward facilities to accommodate a $50.0 million planned expansion of production and research and development facilities and renovation of existing production facilities via construction lease allowances. The lease amendment also included the leaseback of $11.0 million of building improvements on existing facilities sold to the lessor via the lease amendment. The initial term of the lease expires in May 2014 and, if not canceled by the Company, will be automatically extended for three five-year renewal periods and one additional eight-month renewal period. The agreement requires the Company to comply with certain financial covenants. At July 31, 1998, the Company was in compliance with these covenants.

In addition to the leases discussed above, the Company leases certain other facilities and equipment under operating lease agreements. Rent expense under all operating leases for the years ended July 31, 1998, 1997 and 1996, was $8.6 million, $5.5 million, and $3.5 million, respectively. Future minimum lease commitments, excluding property taxes, maintenance and insurance, under leases having initial or remaining terms in excess of one year are as follows (in thousands) for the fiscal year ending July 31:

      1999........................................      $9,304
      2000........................................      16,609
      2001........................................      16,504
      2002........................................      14,500
      2003........................................      13,205
      Thereafter..................................      99,047
                                                      ---------
                                                      $169,169
                                                      =========

NOTE 10-GEOGRAPHIC REPORTING AND CUSTOMER CONCENTRATION

The Company operates in one industry sector: the design, development, manufacture, and marketing of photomask pattern generation equipment for the semiconductor industry. Etec also provides service and support to its installed base of systems under warranty obligations and service contracts. The Company generally markets and distributes its products directly and also uses sales representatives for certain products in Taiwan and Europe. The following is a summary of the Company's geographic operations:

                                                  Japan
                                       United      and
                                       States   Far East   Europe     Total
                                      --------- --------- --------- ---------
                                                  (in thousands)
Net revenues to unaffiliated custoemrs
for the year ended:
  July 31, 1998 ..................     $74,565  $169,677   $44,085  $288,327
                                      ========= ========= ========= =========
  July 31, 1997 ..................     $67,991  $132,268   $40,655  $240,914
                                      ========= ========= ========= =========
  July 31, 1996 ..................     $49,913   $81,553   $14,179  $145,645
                                      ========= ========= ========= =========

                                                  Japan
                                       United      and
                                       States   Far East   Europe     Total
                                      --------- --------- --------- ---------
                                                  (in thousands)
Operating income (loss) for the
 year ended:

  July 31, 1998.....................   $59,014    $8,109       ($1)  $67,122
                                      ========= ========= ========= =========
  July 31, 1997.....................   $45,430    $7,647   ($2,636)  $50,441
                                      ========= ========= ========= =========
  July 31, 1996.....................   $15,340    $5,174      $149   $20,663
                                      ========= ========= ========= =========


                                                  Japan
                                       United      and
                                       States   Far East   Europe     Total
                                      --------- --------- --------- ---------
                                                  (in thousands)
Identifiable assets at:

  July 31, 1998.....................  $312,978   $45,210      $326  $358,514
                                      ========= ========= ========= =========
  July 31, 1997.....................  $243,870   $39,057    $1,616  $284,543
                                      ========= ========= ========= =========

Export sales of products shipped from the United States, which are included in the revenue of the Japan/Far East and Europe segments shown above, were $176.2 million, $138.5 million, and $72.7 million for the years ended July 31, 1998, 1997, and 1996 respectively.

                                            Year Ended July 31,
                                      -----------------------------
                                        1998      1997      1996
                                      --------- --------- ---------
 Customers comprising 10% or more
  of the Company's total revenue
  for the periods indicated:
        A..........................          7%       16%        8%
        B..........................         17%        6%       13%
        C..........................          6%       14%       17%


NOTE 11-ACQUISITIONS

Ebetech

In the third quarter of fiscal 1997, the Company's wholly owned subsidiary, Etec Systems GmbH, acquired substantially all of the assets, properties and business of Ebetech Electron Beam Technology GmbH ("Ebetech," which was subsequently renamed "Etec EBT" and is part of the Company's Display Products Group) from VCB (the Venture Capital Company of Siemens AG), MRS Technology, Inc. and a group of founding employees in exchange for $4.7 million, net of cash acquired, and the issuance of a note payable of $0.5 million. The allocation of the Company's purchase price to tangible and identifiable intangible assets and liabilities assumed was as follows (in thousands):

      Inventory.....................................          $368
      Other current assets..........................           328
      Other assets..................................           674
      In-process technology.........................         3,874
      Accounts payable and accrued expenses.........          (128)
                                                          ---------
                                                            $5,116
                                                          =========

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

Polyscan

In the third quarter of fiscal 1996, Etec Polyscan, Inc. ("Etec Polyscan"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain specified liabilities of Polyscan, Inc. ("Polyscan," which has subsequently become the Company's Interconnect Products Group) in exchange for 350,000 shares of the Company's Common Stock with an agreed-upon market value of $3.5 million. The excess of the purchase price over the fair value of the net assets of $6.3 million was allocated to in-process technology acquired, which because of the uncertainty as to realization, the Company wrote off in fiscal 1996.

The purchase price for book purposes was allocated by the Company approximately as follows (in thousands):

      Inventory.....................................          $733
      Other current assets..........................            69
      Other assets..................................            65
      In-process technology.........................         6,269
      Accounts payable and accrued expenses.........        (3,636)
                                                          ---------
                                                            $3,500
                                                          =========

Pro forma results of the acquisitions

The operating results of the acquisitions of Ebetech and Polyscan are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the Ebetech acquisition had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments. Additionally, the fiscal 1997 and fiscal 1996 pro forma information excludes the $3.9 million and $6.3 million write-offs of in-process technology acquired, respectively. Ebetech results of operations included in the pro forma presentation for fiscal 1997 are for July 31, 1996 to July 31, 1997; no pro forma results are presented for comparative purposes for fiscal 1996 because Ebetech did not commence operations until July 31, 1996. Polyscan's results of operations are included in the pro forma presentation for year ended July 31, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions taken place at the beginning of the periods presented or of the results that may occur in the future.

                                                 Year Ended July 31,
                                                -------------------
                                                    1997      1996
                                                --------- ---------
                                               (in thousands except
                                                 per share data)
  (UNAUDITED)
  Net income ...........................         $38,171   $42,207
  Net income per share-basic............           $1.84     $2.55
  Net income per share-diluted..........           $1.73     $2.31



UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                             JULY                JAN.      OCT.      JULY                JAN.      OCT.
                              31,    APRIL 30,    31,       31,       31,    APRIL 30,    31,       31,
                             1998      1998      1998      1997      1997      1997      1997      1996
                           --------- --------- --------- --------- --------- --------- --------- ---------

Revenue.................    $87,766   $70,028   $62,168   $68,365   $72,646   $69,701   $53,680   $44,887
Gross profit............    $50,196   $35,750   $33,677   $33,534   $35,804   $34,725   $25,315   $20,783
Income from operatons...    $26,284   $15,332   $12,026   $13,480   $18,030   $13,094   $10,910    $8,407
Net income..............    $18,214   $10,674    $8,651    $9,228   $12,263    $7,606    $7,586    $6,984
Net income per share-basic    $0.83     $0.49     $0.39     $0.42     $0.57     $0.36     $0.37     $0.35
Net income per share-dilute   $0.80     $0.47     $0.38     $0.41     $0.54     $0.34     $0.35     $0.33



Fiscal 1997 results

o Third quarter fiscal 1997 net income reflects the inclusion of a $1.2 million discrete release of a valuation allowance previously recorded against deferred tax assets.

o Third quarter fiscal 1997 net income reflects the write-off of in-process technology acquired of $3.9 million. See Note 11 of Notes to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                  PART III

Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days of fiscal 1998 year end.

Item 10. Directors and Executive Officers of the Registrant.

Information relating to Directors required by this section is incorporated by reference from the information in the section entitled, "Election of Directors-Nominees" in the Proxy Statement. Information with respect to executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated by reference into this Part III, Item 10.

Item 405 of Regulation S-K calls for disclosure of any known failure to file or late filing by an insider to file a report required by Section 16 of the Securities Exchange Act of 1934. This disclosure is contained in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this section is incorporated herein by reference from the information in the sections entitled "Election of Directors - Directors' Compensation" and "Executive Compensation" in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


Item 13. Certain Relationships and Related Transactions.


The information required by this section is incorporated by reference from the information in the section entitled "Certain Transactions" in the Proxy Statement.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:
1. Financial Statements-See Index to Consolidated Financial Statements at page 21 of this Form 10-K.

2. Financial Statement Schedules-All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

3.      Exhibits-See Index to Exhibits at page 43 of this Form 10-K.


(b) Reports on Form 8-K-No reports on Form 8-K have been filed during the fourth quarter of fiscal 1998.



                               INDEX TO EXHIBITS

Exhibit
  No.    Note*                          Description
------- --------  -------------------------------------------------------
 2.1      (3)     Agreement and Plan of Reorganization among the Registrant,
                  Etec Polyscan, Inc. Polyscan, Inc. and the shareholders of
                  Polyscan, Inc. dated January 30, 1996.

 2.2      (7)     Share Purchase Agreement dated March 13/14, 1997 by and
                  between Registrant, SXR-2 Vermogensverwaltungsgesellschaft
                  GmbH, Ebetech Electron-Beam Technology Vertiebs GmbH and the Selling Shareholders named therein.

 3.1      (6)     Eighth Amended and Restated Articles of Incorporation.

 3.2      (2)     Bylaws of the Registrant, as amended.

 3.3      (10)    Certificate of Amendment to Articles of Incorporation dated
                  December 2, 1997.

 4.1      (1)     Series C Shareholders' Rights Agreement by and among the
                  Registrant and Certain Former Holders of Capital Stock of
                  ATEQ Corporation and Warrants to Purchase Capital Stock of
                  ATEQ Corporation dated as of November 8, 1991, as amended
                  December 1991 and January 14, 1994.

 4.2      (3)     Registration Rights Agreement dated as of February 5, 1996 among the Registrant, Polyscan, Inc. and the stockholders of Polyscan, Inc.

 4.3      (5)     Investor Agreement dated June 28, 1996 by and among the
                  Registrant and Intel Corporation.

 4.4      (6)     Rights Agreement, dated as of January 15, 1997, by and
                  between Registrant and Bank of Boston, Rights Agent.

 10.1     (1)     1990 Stock Plan of Registrant.

 10.2     (1)     1990 Executive Stock Plan of Registrant.

 10.3     (1)     1994 Employee Stock Option Plan of Registrant.

 10.4     (11)    1995 Omnibus Incentive Plan of Etec Systems, Inc.

 10.5     (1)     1995 Employee Stock Purchase Plan of Registrant.

 10.6     (1)     1995 Directors' Stock Option Plan of Registrant.

 10.8     (1)     Lease Agreement between Beaverton-Redmond Tech Properties
                  and ATEQ Corporation dated June 18, 1985, as amended May
                  15, 1987 and September 20, 1989.

 10.10    (1),*   EBES Information Agreement dated October 1, 1975 between
                  Western Electric Company, Inc. and Etec, as amended April
                  1, 1976, August 3, 1976, July 1, 1980, November 22, 1983
                  and December 20, 1983.

 10.11    (1)     Consent to Assignment by AT&T to assignment by Perkin-Elmer to Etec of the EBES Information Agreement dated October 1,
                  1975 between Western Electric Company, Inc. and Etec.

 10.12    (1)     Agreement on Officer's Retirement between the Registrant
                  and John Suzuki dated as of January 25, 1994.

 10.13    (1)     Form of Indemnity Agreements.

 10.15    (4)     Amendment Three dated April 3, 1996 to Lease Agreement
                  dated June 18, 1985 and as amended May 15, 1987 and
                  September 20, 1989 between Beaverton-Redmond Tech
                  Properties and the Registrant.

 10.17    (4)     Credit Agreement among Registrant and the Lenders named
                  therein and ABN-AMRO Bank, N.V. as agent for Lenders, dated
                  May 24, 1996.

 10.18    (1)     Amendment and Assumption Agreement dated May 14, 1992 by
                  and between the Registrant, SEMATECH, INC. and ATEQ
                  Corporation.

 10.21    (6)     Amended and Restated Lease Agreement, dated January 31,
                  1997, by and between Registrant and ESI(CA) QRS 12-6, Inc.

 10.22    (7)     First Amendment to Credit Agreement dated April 23, 1997 by and between Registrant, the Lenders named therein, and ABN-AMRO Bank, N.V. amending Credit Agreement dated May 24,
                  1996.

 10.23    (8)     Agreement to Purchase Real Property dated May 22, 1997 by
                  and between Registrant and Royal Neighbors of America.

 10.24    (8)     Letter Agreement dated as of June 30, 1997 between
                  Registrant and Corporate Property Associates 12
                  Incorporated and ESI (CA) QRS 12-6, Inc.

 10.25    (9)     Purchase and Sale Agreement by and between Registrant and
                  Standard Insurance Corporation dated August 13, 1997.

 10.26    (9)     Purchase Agreement by and between Registrant and Comerica
                  Bank-California dated October 31, 1997.

 10.27    (10)    Lease Agreement by and between Registrant and Lease Plan
                  North America and the Participants Named Therein and ABN
                  Amro N.V. dated December 5, 1997.

 10.28    (10)    Participation Agreement by and between Etec Systems, Inc.
                  and Lease Plan North America, Inc. and the Participants
                  Name Herein and ABN Amro Bank N.V., as Agent for the
                  Participants dated December 5, 1997

 10.29    (10)    Amendment dated November 12, 1997 to Purchase and Sale
                  Agreement by and between Registrant and Standard Insurance
                  Corporation dated August 13, 1997.

 10.30    (11)    Second Amended and Restated Lease Agreement by and between
                  ET LLC, a Delaware limited liability company d/b/a ET QRS
                  LLC as Landlord and Etec Systems, Inc., a Nevada corporation, as Tenant of the Hayward, California premises dated February 2, 1998.

 10.31    (11)    First Amendment to Second Amended and Restated Lease
                  Agreement by and between ET LLC, a Delaware limited liability company d/b/a ET QRS LLC as Landlord and Etec
                  Systems, Inc., a Nevada corporation, as Tenant of the Hayward, California premises dated March 31, 1998.

 10.32    (11)    Second Amendment to Second Amended and Restated Lease
                  Agreement by and between ET LLC, a Delaware limited liability company d/b/a ET QRS LLC as Landlord and Etec
                  Systems, Inc., a Nevada corporation, as Tenant of the Hayward, California premises dated May 8, 1998.

 10.33    (11)    Second Amendment to Credit Agreement between Etec Systems,
                  Inc., each of the financial institutions currently a party to the Credit Agreement, and ABN Amro Bank N.V.

 10.34    (11)    1995 Omnibus Incentive Plan of Etec System, Inc. (As Amended
                  and Restated Effective December 2, 1997).

 10.35 Employment Agreement between Registrant and Stephen E. Cooper dated December 3, 1992.

 10.36 Employment Agreement between Registrant and Trisha Dohren dated August 8, 1993.

    21            List of Subsidiaries

    23            Consent of PricewaterhouseCoopers LLP

    24            Power of Attorney

    27            Financial Data Schedule



---------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1(File No. 33-95648).
(2) Incorporated herein by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 1996.
(3) Incorporated herein by reference to Exhibits 2.1 and 2.2, respectively, to Registrant's Current Report on Form 8-K dated February 5, 1996.
(4) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 (File No. 333-04363).
(5) Incorporated herein by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1996.
(6) Incorporated herein by reference to Exhibits 2, 10.2, and 10.1, respectively, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997
(7) Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 1997.
(8) Incorporated herein by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1997.
(9) Incorporated herein by reference to Exhibits 10.1, and 10.2, respectively, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997.
(10) Incorporated herein by reference to Exhibits 2, 10.1, 10.2, and 10.3, respectively, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998.
(11) Incorporated herein by reference to Exhibits 10.2, 10.1, 10.3, 10.4, and 10.5, respectively, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.


 *   Confidential treatment has been previously granted.