Form 10-Q
period 1998-10-31
ETEC SYSTEMS INC
filed 1998-12-11
CIK 851397

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

FOR THE QUARTER ENDED OCTOBER 31, 1998          COMMISSION FILE NUMBER: 0-26968

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

                                 Yes  X  No

  21,161,945 shares of Common Stock were outstanding as of December 7, 1998.




===============================================================================

Part 1.  Financial Information
Item 1.   Consolidated Financial Statements
                               ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (Unaudited)

                                                     October 31,   July 31,
                                                     1998          1998
                                                     ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents..........................      $47,062       $63,600
Marketable securities..............................       37,210        36,689
Accounts receivable, less allowance for
 doubtful accounts of $1,276 and $1,226............       73,945        84,529
Inventory..........................................       87,784        86,512
Deferred tax assets................................       17,902        17,902
Other current assets...............................        8,485        11,322
                                                     ------------  ------------
 Total current assets..............................      272,388       300,554
Property, plant and equipment, net.................       49,607        48,970
Other assets.......................................        9,145         8,990
                                                     ------------  ------------
                                                        $331,140      $358,514
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................      $23,230       $26,506
Accrued and other liabilities......................       47,506        60,804
Taxes payable......................................       16,051        18,132
                                                     ------------  ------------
 Total current liabilities.........................       86,787       105,442
Deferred gain on sale of asset.....................        2,605         2,649
Other liabilities..................................        4,059         3,754
                                                     ------------  ------------
 Total liabilities.................................       93,451       111,845
                                                     ------------  ------------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $0.01 per share;
 10,000 shares authorized;
 none issued and outstanding.......................         --            --
Common Stock, par value $0.01 per share; 60,000,000
 shares authorized; 21,158,732 and 21,977,070
 issued and outstanding............................          212           220
Warrants...........................................          600           600
Additional paid-in capital.........................      181,689       201,327
Cumulative translation adjustments.................           17        (1,200)
Retained earnings..................................       55,171        45,722
                                                     ------------  ------------
 Total stockholders' equity........................      237,689       246,669
                                                     ------------  ------------
                                                        $331,140      $358,514
                                                     ============  ============

    See the accompanying notes to these consolidated financial statements.

                               ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  Three Months Ended
                                                       October 31,
                                                  -------------------
                                                  1998      1997
                                                  --------- ---------
Revenue:
  Products.....................................    $68,829   $58,971
  Services.....................................     10,069     9,394
                                                  --------- ---------
                                                    78,898    68,365
                                                  --------- ---------
Cost of revenue:
  Products......................................    31,194    27,747
  Services......................................     8,007     7,084
                                                  --------- ---------
                                                    39,201    34,831
                                                  --------- ---------
Gross profit....................................    39,697    33,534
                                                  --------- ---------
Operating expenses:
  Research, development and
   engineering..................................    17,132    10,777
  Selling, general and
   administrative...............................     8,990     9,277
                                                  --------- ---------
                                                    26,122    20,054
                                                  --------- ---------
Income from operations..........................    13,575    13,480
Interest expense................................      (153)     (199)
Interest  income and other, net.................       894     1,025
                                                  --------- ---------
Income before income tax provision..............    14,316    14,306
Income tax provision............................     4,867     5,078
                                                  --------- ---------
Net income......................................    $9,449    $9,228
                                                  ========= =========

Net income per share - basic....................     $0.44     $0.42
                                                  ========= =========

Shares used in per-share calculation - basic.....    21,699    21,734
                                                  ========= =========

Net income per share - diluted...................    $0.43     $0.41
                                                  ========= =========

Shares used in per-share calculation - diluted ..   22,174    22,618
                                                  ========= =========

    See the accompanying notes to these consolidated financial statements.

                               ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          Three Months Ended
                                                               October 31,
                                                          ---------------------
                                                          1998       1997
                                                          ---------- ----------
Cash flows from operating activities:
Net income...............................................    $9,449     $9,228
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..........................     3,771      1,889
  Changes in assets and liabilities:
  Accounts receivable....................................    11,253    (15,483)
  Factoring of accounts receivable.......................        --      6,200
  Inventory..............................................      (505)    (2,142)
  Other assets...........................................     2,634     (1,489)
  Accounts payable.......................................    (3,276)    (3,868)
  Accrued and other liabilities..........................    (1,367)    17,098
                                                          ---------- ----------
    Net cash provided by operating activities..              21,959     11,433
                                                          ---------- ----------
Cash flows from investing activities:
  Purchases of marketable securities, net................      (521)    (6,610)
  Capital expenditures for property and equipment, net...    (4,360)    (4,265)
                                                          ---------- ----------
    Net cash used in investing activities................    (4,881)   (10,875)
                                                          ---------- ----------
Cash flows from financing activities:
  Repayment of debt and capital leases...................       (37)       (37)
  Financing from (repayment to) intermediary.............   (13,751)       114
  Issuance of notes receivable to stockholders...........        --        200
  Repurchase of Common Stock ............................   (19,823)        --
  Proceeds from issuance of Common Stock.................       143      1,334
                                                          ---------- ----------
    Net cash provided by (used in)financing activities...   (33,468)     1,611
                                                          ---------- ----------
Effect of exchange rate changes on cash..................      (148)      (278)
                                                          ---------- ----------
Net change in cash and cash equivalents..................   (16,538)     1,891
Cash and cash equivalents at the beginning
  of the period..........................................    63,600     55,975
                                                          ---------- ----------
Cash and cash equivalents at the end of the period.......   $47,062    $57,866
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest.................      $191        $93
                                                          ========== ==========

Cash paid during the period for income taxes.............    $7,444     $3,371
                                                          ========== ==========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Tax benefits from stock option transactions..............       $34     $1,101
                                                          ========== ==========
    See the accompanying notes to these consolidated financial statements.


                               ETEC SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of the management of Etec Systems, Inc. ("Etec" or the "Company"), the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the July 31, 1998 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim period results.

The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended July 31, 1998 included in the Company's Annual Report on Form 10-K (File No. 0-26968). The July 31, 1998 balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

For purposes of presentation, the Company has indicated its interim fiscal periods as ending October 31, 1998 and October 31, 1997.

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

Net Income Per Share

The Company adopted Statement of Financial  Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," in the second quarter of fiscal 1998. Under the provisions of SFAS 128, primary earnings per share have been replaced by basic net income per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted earnings per share have been replaced by diluted net income per share. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128.
Basic net income per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net income has not been adjusted for any period presented for purposes of computing basic and diluted net income per share.

For purposes of computing diluted net income per share, weighted average potential common shares do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. The number of shares excluded from the computation for the respective quarters ended October 31, 1998 and 1997 were 1,944,375 and 134,670 shares at an average market price of $29.15 and $57.03, respectively.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting  Standards Board issued Statement of
Financial  Accounting Standards No. 131, "Disclosures about  Segments of an
Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements and also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently studying its provisions.

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

The Company has classified all investments as available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investment's cost and fair value is recorded as a separate component of stockholders' equity. At October 31, 1998, these available for sale securities totaling approximately $54.3 million were included in cash and cash equivalents or marketable securities. The investment portfolio at October 31, 1998 is comprised of money market funds, corporate debentures, and municipal obligations. Temporary differences between cost and fair value at October 31, 1998 and July 31, 1998 were not material.

NOTE 3 - INVENTORY

                                                  October 31,   July 31,
                                                     1998         1998
                                                  -----------  -----------
                                                       (in thousands)
       Purchased parts............................   $27,154      $30,407
       Work-in-process............................    35,671       35,554
       Spares.....................................    24,959       20,551
                                                  -----------  -----------
                                                     $87,784      $86,512
                                                  ===========  ===========


NOTE 4 - STOCKHOLDERS' EQUITY

In June 1998, the Board of Directors authorized the repurchase of up to $30.0 million of Common Stock. Shares may be repurchased at prevailing market prices from time to time. In the first quarter of fiscal 1999, the Company repurchased 840,000 shares of Common Stock for approximately $19.8 million. As of October 31, 1998, the Company had repurchased a total of 1,005,000 shares for approximately $25.4 million.

NOTE 5 - INCOME TAXES

The Company recorded provisions for income taxes for the three months ended October 31, 1998 and 1997 of $4.9 million and $5.1 million, respectively. The Company's provision for income taxes for the three months ended October 31, 1998 reflects the utilization of research and development tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

NOTE 6 - COMPREHENSIVE INCOME

As of the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires that unrealized gains or losses on investments and foreign currency translation adjustments be included in other comprehensive income. The components of comprehensive income, net of tax, are as follows:


                                                      Three Months Ended
                                                          October 31,
                                                  ------------------------
                                                  1998         1997
                                                  -----------  -----------
                                                       (in thousands)

       Net income.................................    $9,449       $9,228
       Change in cumulative translation
       adjustments................................     1,217         (399)
                                                  -----------  -----------
       Total comprehensive income.................   $10,666       $8,829
                                                  ===========  ===========


NOTE 7 - SUBSEQUENT EVENT

In April 1997, the Company entered into an amendment to its existing credit agreement with ABN-AMRO Bank, N.V. to expand its $20.0 million revolving credit line expiring May 31, 1998 to a $50.0 million line of credit expiring May 31, 1999. In April 1998, the term of this credit line was extended to November 1999. In November 1998, the term of this credit line was further extended to November 30, 2000.

                               ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A.      Results of Operations

Quarters Ended October 31, 1998 and October 31,  1997

Revenue. Total revenue increased 15% from $68.4 million in the first quarter of fiscal 1998 to $78.9 million in the first quarter of fiscal 1999. Revenues comprise primarily sales of the Company's MEBES(R), CORE(R), and ALTA(R) mask pattern generation systems, accessories and upgrades, and the provision of technical support, maintenance and other services on such products. Product sales, as a percentage of total revenue, increased from 86% in the quarter ended October 31, 1997 to 87% in the quarter ended October 31, 1998, while service revenues decreased from 14% to 13% of total revenue over the same period. Service revenue has not increased at the same rate as product revenue, because average sales prices for the Company's products have risen faster than the prices that the Company has been able to negotiate on service contracts. Moreover, revenue from service contracts does not begin until after the expiration of the product warranty period, which is typically one year. The Company derives most of its revenues from the sale of a small number of systems and upgrades. As such, any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular period.

Product revenue increased 17% to $68.8 million from $59.0 million for the quarters ended October 31, 1998 and 1997, respectively. This increase reflects a change in mix towards new products, which have higher selling prices because of the significant improvements they offer. However, weak global demand for semiconductors has translated into reduced demand for masks and for the Company's products, which will result in reduced revenue for at least the next quarter in comparison to the second quarter of the prior fiscal year. Thereafter, the duration and impact of the reduced demand is unclear, but the Company expects to have better insight by April 1999, when the Japanese semiconductor companies traditionally establish their capital spending plans for the following twelve month period.

Service revenue increased 7% to $10.1 million from $9.4 million for the quarters ended October 31, 1998 and 1997, respectively, due primarily to an increase in the number of systems under service contracts.

Gross Profit. Overall gross margin improved to 50% for the first quarter of fiscal 1999, compared to 49% for the first quarter of fiscal 1998. This reflects an increase in product gross margin, partially offset by a decline in service gross margin. The Company's gross profit on product revenue increased 21% to $37.6 million from $31.2 million for the quarters ended October 31, 1998 and 1997, respectively. The increase results from an increase in product revenue and the higher product gross margin, which increased to 55% from 53% for the quarters ended October 31, 1998 and 1997, respectively. The increase in product gross margin is primarily attributable to changes in product mix towards the Company's newer products, which generally have higher gross margins than older products. This was partially offset by increases in inventory reserves resulting from a reduced demand forecast and costs associated with the production ramp in the Interconnect Products Group. The Company anticipates that gross margin will decline for at least the second quarter of fiscal 1999. Margins will be negatively impacted by lower volumes than previously expected. Thereafter, margins will be affected by the extent of recovery of shipment volume as well as additional costs associated with new manufacturing facilities starting in the fourth quarter of fiscal 1999. Margins could also be adversely affected by product mix skewing towards older, less expensive mask pattern generation equipment or lower than anticipated margins in its new laser direct imaging business (the Company's Interconnect Products Group), where the Company is still building its base of experience. Additional pressure on margins could come from continued deterioration of Asian currencies relative to the dollar, which would increase the effective cost of the Company's products to its customers in that region.

The Company's gross profit on service revenue declined 11% to $2.1 million from $2.3 million for the quarters ended October 31, 1998 and 1997, respectively. Gross margin on service revenue was 20% and 25% for the quarters ended October 31, 1998 and 1997, respectively. The decreased gross profit and gross margin reflect higher costs due to increased personnel required to service the growing installed base and to improve customer satisfaction. Margins were also negatively impacted by the amortization of the additional spares inventory required to improve the Company's response to customer service needs.

Research Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to higher levels of product development effort. These expenses, net of third-party funding under cooperative development agreements, increased to $17.1 million, representing 22% of revenue, from $10.8 million, representing 16% of revenue, for the quarters ended October 31, 1998 and 1997, respectively. The increase is primarily due to expenses incurred in the development of future generation ALTA and MEBES systems, together with costs associated with preparing the initial beta versions of the Company's new DigiRite TM 2000 laser direct imaging system for shipment from the Interconnect Products Group. Funding received under cooperative development contracts was $2.1 million and $1.6 million for the quarters ended October 31, 1998 and 1997, respectively. The Company intends to continue its research and development effort for the remainder of fiscal 1999 at a similar rate. However, research and development expense for the balance of fiscal 1999 could be higher than currently expected to the extent that the Company is unable to meet milestones necessary to secure funding under its cooperative development contracts.

Selling, General and Administrative. Selling, general and administrative expenses decreased 3% to $9.0 million, representing 11% of revenue, from $9.3 million, representing 14% of revenue, for the quarters ended October 31, 1998 and 1997, respectively. The decrease in selling, general and administrative expenses was primarily due to reduced sales commissions payable on sales into Asia due to the expiration of some agreements during fiscal 1998. For the remainder of fiscal 1999, selling, general and administrative expenses are expected to increase due to a number of factors, including higher distribution overhead for the direct laser imaging products and the costs of implementing improved management information systems.

Interest Expense. Interest expense for the quarters ended October 31, 1998 and 1997 was $0.2 million in each quarter.

Interest Income and Other, Net. Interest and other income was $0.9 million for the quarter ended October 31, 1998, compared with $1.0 million in the quarter ended October 31, 1997. The small decrease is mainly due to lower average cash balances available for investment.

Income Tax Provision. The Company recorded provisions for income taxes for the quarters ended October 31, 1998 and 1997 of $4.9 million and $5.1 million, respectively. The Company's effective tax rate decreased from 35.5% in the quarter ended October 31, 1997 to 34% in the quarter ended October 31, 1998, primarily due to increased research and development tax credits and increased benefits from the use of a foreign sales corporation.

B. Liquidity and Capital Resources

In addition to its operational cash flows, in fiscal 1998 the Company entered into agreements with its landlords under which they agreed to make investments of up to $121.0 million for the construction of additional manufacturing facilities under operating lease arrangements. The Company has used $38.0 million of the $121.0 million total in fiscal 1998 and the first quarter of fiscal 1999. In fiscal years 1996 and 1997, the Company raised approximately $108.0 million from sales of its common stock in an initial public offering, two additional public offerings, and a private placement. In fiscal 1997, the Company also received $5.0 million from the sale and leaseback of its headquarters campus.

The Company has spent approximately $4.4 million for net capital expenditures in the quarter ended October 31,1998, primarily to purchase testing and process equipment.

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

As of October 31, 1998, the Company had cash, cash equivalents and marketable securities of $84.3 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with other sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit (all of which was available at October 31, 1998), will provide adequate cash to fund its operations for at least the next twelve months. The Company also believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. As such, the Company may effect additional equity or debt financings from time to time in the future.

Cash Flows from Operations

Net cash provided by operations for the three months ended October 31, 1998 and 1997 was $22.0 million and $11.4 million, respectively.

Cash flows from operating activities in the three months ended October 31, 1998 primarily reflected net income of $9.4 million, depreciation and amortization of $3.8 million, and decreases in accounts receivable of $11.3 million, offset by decreases in accounts payable of $3.3 million.

Cash flows from operating activities for the three months ended October 31, 1997 primarily reflected net income of $9.2 million; depreciation and amortization of $1.9 million; increases in accounts receivable of $15.5 million, increases in inventory of $2.1 million, decreases in accounts payable of $3.9 million, and increases in accrued and other liabilities of $17.1 million (primarily due to increases in advances from customers of $13.0 million).

Fluctuations in accounts receivable and current liabilities for the previously mentioned periods were caused primarily by the timing of system orders, the timing of revenue recognition, variations in unit shipments and the timing of payments to vendors. The decrease in accounts receivable in the three months ended October 31, 1998 is due to an increased rate of collections during the quarter. However, in the remainder of fiscal 1999 receivables could increase disproportionately to revenues due to slower than normal collections from the
Company's customers.   The Company is actively managing its inventory  balances
to ensure they are appropriate to meet current and forecast demand levels. However, inventories for the balance of fiscal 1999 could be adversely affected by some further deterioration in order rates, coupled with an inability to cancel or delay orders for raw materials.

Prior to the shipment of a system, the Company generally receives payment covering a portion of the system sales price. Partial payments are usually received when the Company accepts an order and at various points while a system is being installed and thereafter. Therefore, the amount of customer advances at each reporting period fluctuates based on the number of systems that are on order, the timing of order acceptance, and the status of each system within the manufacturing cycle. Advances from customers decreased to $6.1 million at October 31, 1998 from $10.3 million at July 31, 1998.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended October 31, 1998 and 1997 was $4.9 million and $10.9 million, respectively. Cash flows used in investing activities in the three months ended October 31, 1998 consisted of net purchases of marketable securities of $0.5 million and net capital expenditures of $4.4 million. Cash flows used in investing activities for the three months ended October 31, 1997 consisted of net purchases of marketable securities of $6.6 million and net capital expenditures of $4.3 million.



Cash Flows from Financing Activities

Net cash used in financing activities for the three  months ended October 31,
1998 was $33.5 million.   Net cash provided by financing activities for the
three months ended October 31, 1997 was $1.6 million. Cash flows used in financing activities for the three months ended October 31, 1998 primarily reflected repayments of $13.8 million to a third-party financing intermediary and open market purchases of the Company's stock which totaled $19.8 million. Cash flows from financing activities for the three months ended October 31, 1997 primarily reflected proceeds from issuance of common stock of $1.3 million.

Certain Factors that May Affect Future Results

Statements in this report that are prefaced with words such as "expects," "anticipates," "believes" and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances that may or may not be within the Company's control and as to which there can be no firm assurances. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include, but are not limited to, the following: significant variations in quarterly or annual results due to factors affecting even a small number of systems, such as a delay in completion of manufacturing or testing of a single system to a future fiscal period; reduced orders or backlog due to changes in capital spending decisions of customers or potential customers; the timely development, market acceptance and successful production of new products and enhancements in an environment of rapid technological change; damage to the Company's manufacturing facilities caused by an earthquake or other natural disaster; the ability of the Company to successfully integrate acquired businesses and their technologies into its operations; and risks associated with foreign operations, such as foreign exchange risk, general market conditions, import-export controls and political risks. (See additional discussion contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Factors Affecting Company Results," set forth in Part II,
Item 7 of the Company's Report on Form 10-K for the year ended July 31, 1998, which is incorporated herein by reference.)

Year 2000 Readiness Disclosure

Computer programs and systems that make use of dates represented by only two digits (98 rather than 1998) may not operate properly after the year 2000. Two-digit fields can cause problems with sorting, mathematical calculations and comparisons when working with years outside the range of 1900 through 1999. The problem also potentially extends to any systems or devices that include embedded technology, such as microchips.

The Company has established a formal project with a project office and project team to address this issue and achieve Year 2000 (Y2K) readiness. The Company has chosen the U.S. Government Accounting Office (GAO) Program Management Model, as modified, to manage and measure its progress. The project focuses on four key readiness areas: 1) product readiness, addressing product functionality; 2) supplier readiness, addressing the preparedness of our suppliers; 3) internal infrastructure readiness, addressing mission-critical internal information technology (IT) and non-IT systems; and 4) customer readiness, addressing customer preparedness and the Company's customer support. For each readiness area, the Company is systematically performing an enterprise-wide risk assessment, implementing the GAO Program Management
Model as a project and developing contingency plans to mitigate unknown risk. The Company is also communicating with its customers, suppliers, employees, and other third-party business partners to reinforce awareness and to inform them of its progress toward Y2K readiness. The Company is doing this through a variety of media, including regular updates to the Y2K section of the corporate web site (www.Etec.com). The Awareness and Assessment phases of the project have been substantially completed and the Renovation phase commenced in May 1998. The Company has engaged a third party to assist in its effort to ensure a comprehensive effort is made to address the Y2K issue.

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

Customer Readiness: The Company plans to commence making Y2K compliant updates to its customers' systems through its standard Service Update Plan process by January 1999, with completion planned by June 1999. A Monitoring phase of the program is planned as well, which provides for the contingency of customers experiencing issues with the validation and implementation phases of the project.

Supplier Readiness: This aspect of the program is focused on minimizing risk associated with the Company's suppliers in two areas: first, the supplier's capability to provide Y2K compliant products and second, the supplier's business capability to continue to provide the required products and services. The Company is using the SEMATECH Year 2000 Readiness Supplier Questionnaire as an aid in assessing risk. A supplier action list and contingency plans are being developed based on this assessment. Supplier issues that potentially affect the Company's products are targeted to be resolved by December 1998.

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

The Company estimates that the total Y2K costs will range from $5 to $8 million, with the majority of these costs to be incurred over the next five fiscal quarters. The Company is continuing its assessment and is developing alternatives that will result in a further refinement of this estimate over time. There can be no assurance that actual costs will not differ materially from the current estimate.

If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially adversely affected.




Item 3. Quantitative and Qualitative Disclosures  About Market Risk



The Company's market risk exposures as set forth in Item 7A of its Annual Report on Form 10-K for the year ended July 31, 1998 have not changed significantly.


Part II - Other Information

Item 2.  Changes in Securities

On September 9, 1998, the Board of Directors adopted a number of changes to the Company's Bylaws. Such changes were recommended by counsel and did not require shareholder approval under the terms of the Bylaws or under the Nevada General Corporation Law. A copy of the complete Bylaws, as amended, is filed with this Quarterly Report on Form 10-Q as Exhibit 3.1.

The amendments included: (i) the elimination of the ability of shareholders to act by written consent in most cases; (ii) the elimination of the right of holders of 10% or more of the outstanding stock to call a shareholder meeting; (iii) the addition of a requirement for advance notice of shareholder business to be brought before a meeting and of persons proposed to be nominated for director by a shareholder from the floor at the annual shareholder meeting; (iv) the expansion of permissible methods of giving notice of Board meetings and shareholder meetings; (v) the elimination of the ability of shareholders to participate in meetings by conference
telephone;   (vi) amendment of the director removal provisions  so as to permit the removal of directors by the shareholders only with a two-thirds vote of all outstanding shares; (vii) the deletion of some antiquated provisions; and (viii) additional changes designed generally to conform the Company's Bylaws more closely to the Nevada General Corporation Law, as currently in effect. For the details of these changes, reference is made to Exhibit 3.1 filed herewith.


Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

Exhibit
No.                               Description

3.1   Amended and Restated By-Laws of the Registrant dated September
      9, 1998.

10.1  Amendment dated September 29, 1998 to Participation  Agreement
      (Tranche A) by and between Etec Systems, Inc. and Lease Plan North America, Inc. and the Participants Named Herein and ABN Amro Bank,N.V., as agent for the Participants dated December 5, 1997.

10.2 Amendment dated September 29, 1998 to Credit Agreement among Registrant and the Lender named therein and ANB-AMRO Bank, N.V. as agent for Lenders, dated May 24, 1996.

27    Financial Data Schedule.

See Echibit Index on page 17.

(b)     Reports on Form 8-K.


None.











































                     ETEC SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 1998.



                     ETEC SYSTEMS, INC.
                      (Registrant)


                    By  /s/  William D. Snyder


                             William D. Snyder
                             Vice President and Chief Financial Officer
                             (Principal Financial Officer and Principal
                              Accounting  Officer)

                               ETEC SYSTEMS, INC.

                               INDEX OF EXHIBITS

Exhibit
No.                               Description

3.1   Amended and Restated By-Laws of the Registrant dated September
      9, 1998.

10.1  Amendment dated September 29, 1998 to Participation  Agreement
      (Tranche A) by and between Etec Systems, Inc. and Lease Plan North America, Inc. and the Participants Named Herein and ABN Amro Bank,N.V., as agent for the Participants dated December 5, 1997.

10.2 Amendment dated September 29, 1998 to Credit Agreement among Registrant and the Lender named therein and ANB-AMRO Bank, N.V. as agent for Lenders, dated May 24, 1996.

27    Financial Data Schedule.