Form 10-Q
period 1999-01-31
ETEC SYSTEMS INC
filed 1999-03-11
CIK 851397

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JANUARY  31, 1999        COMMISSION FILE NUMBER: 0-26968

                               ----------------

                              ETEC SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEVADA                               94-3094580
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

                                 Yes  X  No

  21,371,379 shares of Common Stock were outstanding as of March 9, 1999.




===============================================================================










Part 1.  Financial Information
Item 1.   Consolidated Financial Statements
                               ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (Unaudited)

                                                       January 31,   July 31,
                                                       1999          1998
                                                     ------------  ------------
                              ASSETS
Current assets:
Cash and cash equivalents..........................      $43,009       $63,600
Marketable securities..............................       24,311        36,689
Accounts receivable, less allowance for
 doubtful accounts of $1,286 and $1,226............       76,177        84,529
Inventory..........................................       97,051        86,512
Deferred tax assets................................       17,902        17,902
Other current assets...............................       19,417        11,322
                                                     ------------  ------------
 Total current assets..............................      277,867       300,554
Property, plant and equipment, net.................       49,108        48,970
Other assets.......................................        8,838         8,990
                                                     ------------  ------------
                                                        $335,813      $358,514
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................      $32,591       $26,506
Accrued and other liabilities......................       35,296        60,804
Taxes payable......................................       15,183        18,132
                                                     ------------  ------------
 Total current liabilities.........................       83,070       105,442
Deferred gain on sale of asset.....................        2,560         2,649
Other liabilities..................................        4,878         3,754
                                                     ------------  ------------
 Total liabilities.................................       90,508       111,845
                                                     ------------  ------------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $0.01 per share;
 10,000,000 shares authorized; none outstanding....         --            --
Common Stock, par value $0.01 per share;
 60,000,000 shares authorized; 21,348,061 and
 21,977,070 issued and outstanding.................          213           220
Warrants...........................................          600           600
Additional paid-in capital.........................      186,282       201,327
Cumulative translation adjustments.................        1,366        (1,200)
Retained earnings .................................       56,844        45,722
                                                     ------------  ------------
 Total stockholders' equity........................      245,305       246,669
                                                     ------------  ------------
                                                        $335,813      $358,514
                                                     ============  ============

     See the accompanying notes to these consolidated financial statements.

                               ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        Three Months Ended   Six Months Ended
                                          January 31,          January 31,
                                       -------------------  -------------------
                                       1999      1998       1999      1998
                                       --------- ---------  --------- ---------
Revenue:
  Products...........................   $42,352   $53,161   $111,181  $112,132
  Services...........................    10,684     9,007     20,753    18,401
                                       --------- ---------  --------- ---------
                                         53,036    62,168    131,934   130,533
                                       --------- ---------  --------- ---------
Cost of revenue:
  Products...........................    18,652    21,858     49,846    49,605
  Services...........................     9,336     6,633     17,343    13,717
                                       --------- ---------  --------- ---------
                                         27,988    28,491     67,189    63,322
                                       --------- ---------  --------- ---------
Gross profit.........................    25,048    33,677     64,745    67,211
                                       --------- ---------  --------- ---------
Operating expenses:
  Research, development and
   engineering.......................    13,712    13,555     30,844    24,332
  Selling, general and
   administrative....................     9,050     8,096     18,040    17,373
                                       --------- ---------  --------- ---------
                                         22,762    21,651     48,884    41,705
                                       --------- ---------  --------- ---------
Income from operations...............     2,286    12,026     15,861    25,506
Interest expense.....................      (159)     (161)      (312)     (360)
Interest income and other, net.......       408     1,124      1,302     2,149
                                       --------- ---------  --------- ---------
Income before income tax provision...     2,535    12,989     16,851    27,295
Income tax provision.................       862     4,338      5,729     9,416
                                       --------- ---------  --------- ---------
Net income...........................    $1,673    $8,651    $11,122   $17,879
                                       ========= =========  ========= =========

Net income per share-basic...........     $0.08     $0.39      $0.52     $0.82
                                       ========= =========  ========= =========
Shares used in per-share
 calculation - basic.................    21,209    21,906     21,454    21,820
                                       ========= =========  ========= =========

Net income per share-diluted.........     $0.08     $0.38      $0.51     $0.78
                                       ========= =========  ========= =========
Shares used in per-share
 calculation - diluted...............    21,868    22,498     22,021    22,783
                                       ========= =========  ========= =========

     See the accompanying notes to these consolidated financial statements.

                               ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Six Months Ended
                                                               January 31,
                                                          ---------------------
                                                            1999       1998
                                                          ---------- ----------
Cash flows from operating activities:
Net income...............................................   $11,122    $17,879
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..........................     6,929      3,684
  Changes in assets and liabilities:
  Accounts receivable....................................       (88)   (21,566)
  Factoring of accounts receivable.......................     8,440      6,200
  Inventory..............................................   (10,539)   (12,247)
  Other assets...........................................    (8,032)   (10,558)
  Accounts payable.......................................     6,085      2,264
  Accrued and other liabilities..........................    (9,559)    21,932
                                                          ---------- ----------
    Net cash provided by operating activities............     4,358      7,588
                                                          ---------- ----------
Cash flows from investing activities:
  Sales (purchases) of marketable securities, net........    12,378    (18,131)
  Capital expenditures for property and equipment, net...    (7,067)    (5,331)
                                                          ---------- ----------
    Net cash provided by (used in) investing activities..     5,311    (23,462)
                                                          ---------- ----------
Cash flows from financing activities:
  Repayment of debt and capital leases...................       (82)       (50)
  Financing from (repayment to) intermediary.............   (15,523)     1,882
  Collection of notes receivable
    to stockholders......................................        --        200
  Repurchase of Common Stock ............................   (19,822)        --
  Proceeds from issuance of Common Stock.................     4,770      3,025
                                                          ---------- ----------
    Net cash (used in) provided by financing activities..   (30,657)     5,057
                                                          ---------- ----------
Effect of exchange rate changes on cash..................       397       (657)
                                                          ---------- ----------
Net change in cash and cash equivalents..................   (20,591)   (11,474)
Cash and cash equivalents at the beginning
  of the period..........................................    63,600     55,975
                                                          ---------- ----------
Cash and cash equivalents at the end of the period.......   $43,009    $44,501
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest.................      $468       $360
                                                          ========== ==========

Cash paid during the period for income taxes.............   $10,170     $4,175
                                                          ========== ==========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Tax benefits from stock option transactions..............    $1,009     $1,460
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

        For purposes of presentation, the Company has indicated its interim fiscal periods as ending January 31, 1999 and January 31, 1998.

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

        For purposes of computing diluted net income per share, weighted average potential common shares do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. The number of shares excluded from the computation for the respective quarters ended January 31, 1999 and 1998 were 1,029,330 and 247,400 shares at an average exercise price of $46.39 and $55.35, respectively.

Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements and also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will begin reporting segment information for product groups exceeding the quantitative thresholds in its Annual Report on Form 10-K for the year ended July 31, 1999.

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

        The Company has classified all investments as available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investment's cost and fair value is recorded as a separate component of stockholders' equity. At January 31, 1999, these available for sale securities totaling approximately $29.8 million were included in cash and cash equivalents or marketable securities. The investment portfolio at January 31, 1999 is comprised of money market funds, corporate debentures, and municipal obligations. Temporary differences between cost and fair value at January 31, 1999 and July 31, 1998 were not material.


NOTE 3 - INVENTORY
                                           January 31,   July 31,
                                              1999         1998
                                           -----------  -----------
                                                (in thousands)

  Purchased parts....................         $25,932      $30,407
  Work-in-process....................          42,882       35,554
  Spares.............................          28,237       20,551
                                           -----------  -----------
                                              $97,051      $86,512
                                           ===========  ===========


NOTE 4 - INCOME TAXES

        The Company recorded provisions for income taxes for the three months ended January 31, 1999 and 1998 of $0.9 million and $4.3 million, respectively. The Company's provision for income taxes for the three months ended January 31, 1999 reflects the utilization of research and development tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.


NOTE 5 - COMPREHENSIVE INCOME

        As of the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires that unrealized gains or losses on investments and foreign currency translation adjustments be included in other comprehensive income. The components of comprehensive income are as follows:

                                 Three Months Ended         Six Months Ended
                              ------------------------  ------------------------
                              January 31,  January 31,  January 31,  January 31,
                                 1999         1998         1999         1998
                              -----------  -----------  -----------  -----------
                                                  (in thousands)

  Net income................      $1,673       $8,651      $11,122      $17,879
  Change in cumulative
   translation adjustments..       1,349         (837)       2,566       (1,236)
                              -----------  -----------  -----------  -----------
  Total comprehensive
   income...................      $3,022       $7,814      $13,688      $16,643
                              ===========  ===========  ===========  ===========


NOTE 6 - CONTINGENT LIABILITIES

        Semiconductor-related industries have experienced substantial litigation regarding patent and other intellectual property rights. As is typical in the industry, Etec has from time to time received, and may in the future receive, communications from third parties alleging infringements of patents and other intellectual property rights. In the future, protracted litigation may be necessary to defend us against alleged infringement of others' rights. Any such litigation, even if we are ultimately successful in our defense, could result in substantial cost and diversion of time and effort by management. This in and of itself could have a material adverse effect on our business, financial condition and results of operations. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject Etec to significant liabilities (including treble damages under certain circumstances), require us to seek licenses from third parties, or prevent us from manufacturing or selling our systems.

        The Lemelson Foundation has filed a suit against numerous semiconductor manufacturers, claiming patent infringement of a number of basic U.S. patents granted to Jerome Lemelson over many years. Some of these semiconductor companies, and the attorneys for the Lemelson Foundation, have also contacted semiconductor equipment companies and commercial maskmaking companies, claiming potential liability for infringement of these same patents. We, in turn, have been contacted by two of our customers, notifying us of the fact that they have received claims and claiming that we may have responsibility for indemnifying them under the terms of our sales contracts. We have reached a settlement with one customer, and we believe that we will be able to settle with the other customer on reasonable terms, without any material adverse effect on our business. However, there is no assurance that we will be able to do so, and the costs of a lengthy litigation, or a judgment in which we are found liable, could have a material adverse effect on our business. In addition, we may receive similar claims for indemnity from other U.S. customers who are pursued by the Lemelson Foundation.





































                               ETEC SYSTEMS, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

A. Results of Operations

Quarters Ended January 31, 1999 and January 31, 1998

Revenue. Revenues comprise primarily sales of the Company's MEBES(R), CORE(R), and ALTA(R) mask pattern generation systems, accessories and upgrades, and the provision of technical support, maintenance and other services on such products. Product sales, as a percentage of total revenue, decreased from 86% in the quarter ended January 31, 1998 to 80% in the quarter ended January 31, 1999, while service revenues increased from 14% to 20% of total revenue over the same period. These fluctuations are primarily a function of the number of systems on which revenue was recognized: the Company recognized revenue on seven systems in the quarter ended January 31, 1998, compared to three systems and one major upgrade in the quarter ended January 31, 1999. The Company derives most of its revenues from the sale of a small number of systems and upgrades. As such, any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular period.

Product revenue decreased 20% to $42.4 million from $53.2 million for the quarters ended January 31, 1999 and 1998, respectively. The reduced revenue resulting from the decrease in system shipments as noted above was partially offset by an increase in average sales prices and by higher shipments of accessories and upgrades during the quarter. Weak global demand for semiconductors has translated into reduced demand for masks and for the Company's products, which will likely result in reduced product revenue for the remainder of the fiscal year compared to the prior fiscal year. The duration and impact of the reduced demand is unclear, but the Company expects to have better insight by April 1999, when the Japanese semiconductor companies traditionally establish their capital spending plans for the following twelve month period.

Service revenue increased 19% to $10.7 million from $9.0 million for the quarters ended January 31, 1999 and 1998, respectively, due primarily to an increase in the number of systems under service contracts and significant fluctuations in Japanese currency.

Gross Profit. The Company's gross profit on product revenue decreased 24% to $23.7 million from $31.3 million for the quarters ended January 31, 1999 and 1998, respectively. The decrease results from both the lower product revenue as noted above as well as the lower product gross margin, which decreased to 56% from 59% for the quarters ended January 31, 1999 and 1998, respectively. The decrease in product gross margin is primarily attributable to changes in product mix and to the spreading of fixed costs over lower product revenues.
The Company anticipates that gross margin will remain relatively constant or potentially decline in the remainder of fiscal 1999. Margins could be negatively impacted by a number of factors, including lower than expected volume, especially if coupled with costs associated with new manufacturing facilities starting in the fourth quarter of fiscal 1999. Margins could also be adversely affected by product mix skewing toward older, less expensive mask pattern generation equipment or lower than anticipated margins in the laser direct imaging business (the Company's Interconnect Products Group) where the Company does not have significant prior experience. Additional pressure on margins could come from continued deterioration of Asian currencies relative to the dollar, which would increase the effective cost of the Company's products to its customers in that region. A combination of some or all of these factors may have a material adverse effect on margins in the remainder of fiscal 1999.

The Company's gross profit on service revenue declined 43% to $1.3 million from $2.4 million for the quarters ended January 31, 1999 and 1998, respectively.
Gross margin on service revenue was 13% and 26% for the quarters ended January
31, 1999 and 1998, respectively. The decreased gross profit and gross margin reflect higher costs due to increased personnel and inventory levels required to service the growing installed base and to improve customer satisfaction.
Service margins were also adversely affected by exchange rate fluctuations in Japan.

Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to high levels of product development effort. These expenses, net of third-party funding under cooperative development agreements, increased to $13.7 million, representing
26% of revenue, from $13.6 million, representing 22% of revenue, for the quarters ended January 31, 1999 and 1998, respectively. The increase is primarily due to expenses incurred in the development of future generation ALTA and MEBES systems, together with costs associated with preparing the initial beta versions of the Company's new DigiRiteTM 2000 laser direct imaging system for shipment from the Interconnect Products Group. Funding received under cooperative development contracts was $2.0 million for both quarters. Research and development expense in fiscal 1999 could be higher than expected if the Company is unable to meet milestones necessary to secure funding under its cooperative development contracts.

Selling, General and Administrative. Selling, general and administrative expenses increased 12% to $9.1 million, representing 17% of revenue, from $8.1 million, representing 13% of revenue, for the quarters ended January 31, 1999 and 1998, respectively. The increase in selling, general and administrative expenses was primarily due to headcount growth in these areas. For the remainder of fiscal 1999, selling, general and administrative expenses can be expected to increase due to a number of factors, including higher distribution overhead for the direct laser imaging products, although these expenses may decrease as a percentage of revenue.

Interest Expense. Interest expense for the quarters ended January 31, 1999 and 1998 was $0.2 million in each quarter.

Interest Income and Other, net. Interest and other income was $0.4 million for the quarter ended January 31, 1999, compared with $1.1 million in the quarter ended January 31, 1998. The decrease is mainly due to lower average cash balances available for investment and to lower interest rates, as the Company shifted much of its portfolio to tax-exempt instruments.

Income Tax Provision. The Company recorded provisions for income taxes for the quarters ended January 31, 1999 and 1998 of $0.9 million and $4.3 million, respectively. The Company's effective tax rate increased from 33.4% in the quarter ended January 31, 1998 to 34% in the quarter ended January 31, 1999.
Adjustments were made to the effective tax rate in the quarter ended January
31, 1998 to reflect increased research and development tax credits and increased benefits from the use of a foreign sales corporation.

Six Months Ended January 31, 1999 and January 31, 1998

Revenue. Product revenue decreased 1% to $111.2 million from $112.1 million for the six months ended January 31, 1999 and 1998, respectively. This decrease reflects the sale of seven fewer systems, mostly offset by an increase in the number of upgrades shipped, changes in product mix toward higher-priced products, and generally higher average selling prices.

Service revenue increased 13% to $20.8 million from $18.4 million for the six months ended January 31, 1999 and 1998, respectively, due primarily to higher service activity caused by an increase in the number of systems under service contracts.

Gross Profit. The Company's gross profit on product revenue decreased 2% to $61.3 million from $62.5 million for the six months ended January 31, 1999 and 1998, respectively. The decrease in gross profit on product revenue was due to a decrease in product revenue and a lower gross margin on product revenue, which decreased to 55% for the six months ended January 31, 1999 from 56% for the six months ended January 31, 1998. The decrease in product gross margin is primarily attributable to excess manufacturing capacity and to increased provisions for excess and obsolete inventory.

The Company's gross profit on service revenue decreased 27% to $3.4 million from $4.7 million for the six months ended January 31, 1999 and 1998, respectively. Gross margin on service revenue was 16% and 25% for the six months ended January 31, 1999 and 1998, respectively. The decreased gross profit and gross margin reflect higher costs due to increased personnel and inventory levels required to service the growing installed base and to improve customer satisfaction. There can be no assurance that the Company will be able to increase gross margin on service revenue in future periods.

Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to high levels of product development effort. These expenses, net of third-party funding under cooperative development agreements, increased to $30.8 million, representing
23% of revenue, from $24.3 million, representing 19% of revenue, for the six months ended January 31, 1999 and 1998, respectively. The increase was primarily due to higher consumption of materials on next-generation MEBES and ALTA development projects. These increased expenses were partially offset by an increase in funding from $3.6 million in the first six months of fiscal 1998 to $4.1 million in the first six months of fiscal 1999. The Company expects future increases in net spending due to its commitment to product development.

Selling, General and Administrative. Selling, general and administrative expenses increased 4% to $18.0 million, representing 14% of revenue, from $17.4 million, representing 13% of revenue, for the six months ended January 31, 1999 and 1998, respectively. Selling, general and administrative expenses increased primarily due to headcount growth.

Income Tax Provision. The Company recorded provisions for income taxes for the six months ended January 31, 1999 and 1998 of $5.7 million and $9.4 million, respectively. The Company's provision for income taxes for the six months ended
January 31, 1999 reflects the utilization of tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to increase manufacturing capacity.
Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

B. Liquidity and Capital Resources

In addition to its operational cash flows, in fiscal 1998 the Company entered into agreements with its landlords under which they agreed to make investments of up to $121.0 million for the construction of additional manufacturing facilities under operating lease arrangements. The Company has used $75.5 million of the $121.0 million total in fiscal 1998 and the first two quarters of fiscal 1999. In fiscal 1996 and fiscal 1997 the Company raised approximately
$108.0 million from sales of its common stock in an initial public offering, two additional public offerings, and a private placement. In fiscal 1997, the Company received $5.0 million from the sale and leaseback of its headquarters campus.

The Company spent approximately $7.1 million for net capital expenditures in the six months ended January 31,1999, primarily to purchase testing and process equipment.

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

As of January 31, 1999, the Company had cash, cash equivalents and marketable securities of $67.3 million. This decline from the $100.3 million in cash, cash equivalents and marketable securities at 1998 fiscal year end is primarily due to the use of cash to repurchase Common Stock, to repay certain indebtedness to an intermediary, and an increase in inventory. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with other sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit (all of which was available at January 31, 1999), will provide adequate cash to fund its operations for at least the next twelve months. The
Company also believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise.
As such, the Company may effect additional equity or debt financings from time to time in the future.

Cash Flows from Operations

Net cash provided by operations for the six months ended January 31, 1999 and 1998 was $4.4 million and $7.6 million, respectively.

Cash flows provided by operating activities in the six months ended January 31, 1999 primarily reflected net income of $11.1 million, depreciation and amortization of $6.9 million, factoring of accounts receivable of $8.4 million, increases in inventory of $10.5 million, increases in other assets of $8.0 million, increases in accounts payable of $6.1 million and decreases in accrued and other liabilities of $9.6 million.

Cash flows from operating activities for the six months ended January 31, 1998 primarily reflected net income of $17.9 million, increases in depreciation and amortization of $3.7 million, increases in accounts receivable of $21.6 million, factoring of accounts receivable of $6.2 million, increases in inventory of $12.2 million, increases in other assets of $10.6 million, increases in accounts payable of $2.3 million, and increases in accrued and other liabilities of $21.9 million.

Fluctuations in accounts receivable, inventory and current liabilities for the above periods were caused primarily by the timing of system orders, the timing of revenue recognition, variations in unit shipments and the timing of payments to vendors. In the remainder of fiscal 1999, there is risk that receivables could increase disproportionately to revenues due to continued difficulties for the Company's Asian customers, as well as adverse credit and collection experience for sales of direct laser imaging products, a new business for the Company. Inventories in fiscal 1999 could be adversely affected by the inability of the Company to achieve its expected unit sales volume, due to the same factors discussed under Revenue, previously, coupled with inability to cancel or delay orders for raw materials.

Prior to the shipment of a system, the Company generally receives payment for a portion of the system sales price. Such payments are generally received when the Company accepts an order and at various points while the system is being installed and thereafter. Therefore, the amount of customer advances at each reporting period fluctuates based on the number of systems on order, the timing of order acceptance, and the status of each system within the manufacturing cycle. Advances from customers decreased to $5.9 million at January 31, 1999 from $10.3 million at July 31, 1999.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended January 31, 1999 was $5.3 million. Net cash used in investing activities for the six months ended January 31, 1998 was $23.5 million. Cash flows from investing activities in the six months ended January 31, 1999 comprised net sales of marketable securities of $12.4 million offset by net capital expenditures of $7.1 million.
Cash flows used in investing activities for the six months ended January 31, 1998 reflected net purchases of marketable securities of $18.1 million and net capital expenditures of $5.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended January 31, 1999 was $30.7 million. Net cash provided by financing activities for the six months ended January 31, 1998 was $5.1 million. Cash flows used in financing activities for the six months ended January 31, 1999 primarily reflected repayments of $15.5 million to a third-party financing intermediary and open market purchases of the Company's stock totaling $19.8 million, partially offset by stock issuance proceeds of $4.8 million. In June 1998, the Board of Directors authorized the repurchase of up to $30 million of Common Stock.
Shares may be repurchased at prevailing market rates from time to time. In fiscal 1998, the Company repurchased 165,000 shares of Common Stock for approximately $5.6 million. In the six months ended January 31, 1999, the Company has repurchased 840,000 for approximately $19.8 million. Cash flows from financing activities for the six months ended January 31, 1998 primarily reflected proceeds from stock issuance of $3.0 million and an increase in financing from the third-party intermediary of $1.9 million.

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

In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include, but are not limited to, the following: risks associated with the timely development and market acceptance of new products in an environment of rapid technological change, reduced or postponed orders as a result of changes in customers' planned capital spending, timely availablity of key components, delays in factory testing and acceptance, increased costs and manufacturing capacity associated with the addition of new facilities, ability of certain potential new customers to finance new system purchases, the possibility of new products or technologies introduced by competitors, and material variations in financial results due to a delay in delivery of even one system. (See additional discussion contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Factors
Affecting Company Results," set forth in Part II, Item 7 of the Company's
Report on Form 10-K for the year ended July 31, 1998, which data is incorporated herein by reference.)

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

The Company has established a formal project with a project office and project team to address this issue and achieve Year 2000 (Y2K) readiness. The Company has chosen the U.S. Government Accounting Office (GAO) Program Management
Model, as modified, to manage and measure its progress. The project focuses on four key readiness areas: 1) product readiness, addressing product functionality; 2) supplier readiness, addressing the preparedness of our suppliers; 3) internal infrastructure readiness, addressing mission-critical internal information technology (IT) and non-IT systems; and 4) customer readiness, addressing customer preparedness and the Company's customer support.
For each readiness area, the Company is systematically performing an enterprise-wide risk assessment, implementing the GAO Program Management Model as a project and developing contingency plans to mitigate unknown risk. The
Company is also communicating with its customers, suppliers, employees, and other third-party business partners to reinforce awareness and to inform them of its progress toward Y2K readiness. The Company is doing this through a variety of media, including regular updates to the Y2K section of the corporate web site. The Awareness and Assessment phases of the project have been substantially completed and the Renovation phase commenced in May 1998.

Product Readiness: A comprehensive set of tests was used to test all of the Company's products. This process provides a complete assessment of potential
Y2K impacts and precludes inefficient use of resources that would result from the performance of individual customer tests. Etec is performing its testing in accordance with SEMATECH Year 2000 Test Scenarios. The Company has communicated to its customers the current status for each of its products, as well as a proposed remediation plan and schedule.

Customer Readiness: The Company commenced making Y2K compliant updates to its customers' systems through its standard Service Update Plan process by January
1999, with completion planned by September 1999. A Monitoring phase of the program is planned as well, which provides for the contingency of customers experiencing issues with the validation and implementation phases of the project.

Supplier Readiness: This aspect of the program is focused on minimizing risk associated with the Company's suppliers in two areas: first, the supplier's capability to provide Y2K compliant products and second, the supplier's business capability to continue to provide the required products and services.
The Company is using the SEMATECH Year 2000 Readiness Supplier Questionnaire as an aid in assessing risk. A supplier action list and contingency plans are being developed based on this assessment. Supplier issues that potentially affect the Company's products are targeted to be resolved by March 1999.

Internal Infrastructure Readiness: The Company has completed an assessment of its information technology and non-information technology applications and its business processes. Some applications and processes have already been made Y2K compliant, while others are being prioritized and assigned resources based upon their importance to the Company's ability to conduct business. All implementations are scheduled to be completed no later than July 1999.

The Company estimates that the total Y2K costs will range from $5 to $8 million. Approximately half of these costs have been incurred with the remainder expected to be spent over the next three quarters. The Company is continuing its assessment and is developing alternatives that will result in a further refinement of this estimate over time. There can be no assurance that actual costs will not differ materially from the current estimate.

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

Part II - Other Information


Item 1.  Legal Proceedings

Semiconductor-related industries have experienced substantial litigation regarding patent and other intellectual property rights. As is typical in the industry, Etec has from time to time received, and may in the future receive, communications from third parties alleging infringements of patents and other intellectual property rights. In the future, protracted litigation may be necessary to defend us against alleged infringement of others' rights. Any such litigation, even if we are ultimately successful in our defense, could result in substantial cost and diversion of time and effort by management. This in and of itself could have a material adverse effect on our business, financial condition and results of operations. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject Etec to significant liabilities (including treble damages under certain circumstances), require us to seek licenses from third parties, or prevent us from manufacturing or selling our systems.

The Lemelson Foundation has filed a suit against numerous semiconductor manufacturers, claiming patent infringement of a number of basic U.S. patents granted to Jerome Lemelson over many years. Some of these semiconductor companies, and the attorneys for the Lemelson Foundation, have also contacted semiconductor equipment companies and commercial maskmaking companies, claiming potential liability for infringement of these same patents. We, in turn, have been contacted by two of our customers, notifying us of the fact that they have received claims and claiming that we may have responsibility for indemnifying them under the terms of our sales contracts. We have reached a settlement with one customer, and we believe that we will be able to settle with the other customer on reasonable terms, without any material adverse effect on our business. However, there is no assurance that we will be able to do so, and the costs of a lengthy litigation, or a judgment in which we are found liable, could have a material adverse effect on our business. In addition, we may receive similar claims for indemnity from other U.S. customers who are pursued by the Lemelson Foundation.














Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on December 8, 1998.
Matters voted upon at the meeting included:

(1) Election of directors (listed below)
    The following directors were elected to hold office until the next
    Annual Meeting of Stockholders of the Company:

            Directors          Affirmative  Negative   Withheld
    -------------------------  -----------  ---------  ---------
    Stephen E. Cooper          19,348,712          0    113,914
    Takeshi (John) Suzuki      19,346,011          0    116,615
    Edward L. Gelbach          19,349,739          0    112,887
    John M. McBennett          19,346,949          0    115,677
    William J. Ryan            19,348,249          0    114,377
    William T. Siegle          19,346,591          0    116,035
    Thomas M. Trent            19,349,099          0    113,527
    Robert M. Wehrli           19,346,836          0    115,790

(2) Approval of increase in number of shares of Common Stock available for issuance under the 1995 Omnibus Incentive Plan by 1,000,000 shares (from 2,975,000 to 3,975,000):

    Votes in the affirmative:  10,765,228
    Votes in the negative:      8,634,605
    Votes withheld:                62,793
    Broker non-votes:                   0

(3) Ratification of the appointment of Price WaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending July 31, 1999.

    Votes in the affirmative:  19,391,785
    Votes in the negative:         14,141
    Votes withheld:                56,700
    Broker non-votes:                   0


Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

Exhibit No.                          Description
-------------------------            -------------------
     27                              Financial Data Schedule

(b)     Reports on Form 8-K:    None.








                              ETEC SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 1999.



                    ETEC SYSTEMS, INC.
                    (Registrant)


                    By  /s/  William D. Snyder
                      ---------------------------------------------
                             William D. Snyder
                             Vice President and Chief Financial Officer
                             (Principal Financial Officer and Principal
                              Accounting  Officer)



































                               ETEC SYSTEMS, INC.

                               INDEX OF EXHIBITS

Exhibit
No.                               Description
----------                      -----------------

27                                Financial Data Schedule.



