Form 10-Q
period 1999-04-30
ETEC SYSTEMS INC
filed 1999-06-11
CIK 851397

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

FOR THE QUARTER ENDED April 30, 1999          COMMISSION FILE NUMBER: 0-26968

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

                                 Yes  X  No

  21,407,749 shares of Common Stock were outstanding as of June 4, 1999.




===============================================================================
















Part 1.  Financial Information
Item 1.   Consolidated Financial Statements
                               ETEC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (Unaudited)

                                                       April 30,     July 31,
                                                       1999          1998
                                                     ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents..........................      $40,604       $63,600
Marketable securities..............................       19,658        36,689
Accounts receivable, less allowance for
 doubtful accounts of $1,897 and $1,226............       78,108        84,529
Inventory..........................................       92,036        86,512
Deferred tax assets................................       17,902        17,902
Other current assets...............................       13,969        11,322
                                                     ------------  ------------
 Total current assets..............................      262,277       300,554
Property, plant and equipment, net.................       50,539        48,970
Other assets.......................................        8,455         8,990
                                                     ------------  ------------
                                                        $321,271      $358,514
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................      $28,126       $26,506
Accrued and other liabilities......................       34,058        60,804
Taxes payable......................................       10,140        18,132
                                                     ------------  ------------
 Total current liabilities.........................       72,324       105,442
Deferred gain on sale of asset.....................        2,516         2,649
Other liabilities..................................        6,603         3,754
                                                     ------------  ------------
 Total liabilities.................................       81,443       111,845
                                                     ------------  ------------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $0.01 per share;
 10,000,000 shares authorized; none outstanding....         --            --
Common Stock, par value $0.01 per share;
 60,000,000 shares authorized; 21,399,281 and
 21,977,070 issued and outstanding.................          214           220
Warrants...........................................          600           600
Additional paid-in capital.........................      187,402       201,327
Cumulative translation adjustments.................          928        (1,200)
Retained earnings .................................       50,684        45,722
                                                     ------------  ------------
 Total stockholders' equity........................      239,828       246,669
                                                     ------------  ------------
                                                        $321,271      $358,514
                                                     ============  ============

        See the accompanying notes to these consolidated financial statements.

                               ETEC SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                         Three Months Ended   Nine Months Ended
                                                 April 30,            April 30,
                                        -------------------  -------------------
                                        1999      1998       1999      1998
                                        --------- ---------  --------- ---------
Revenue:
  Products...........................    $46,668   $60,969   $157,849  $173,101
  Services...........................     10,517     9,059     31,270    27,460
                                        --------- ---------  --------- ---------
                                          57,185    70,028    189,119   200,561
                                        --------- ---------  --------- ---------
Cost of revenue:
  Products...........................     31,040    27,145     80,886    76,750
  Services...........................      9,090     7,133     26,433    20,850
                                        --------- ---------  --------- ---------
                                          40,130    34,278    107,319    97,600
                                        --------- ---------  --------- ---------
Gross profit.........................     17,055    35,750     81,800   102,961
                                        --------- ---------  --------- ---------
Operating expenses:
  Research, development and
   engineering.......................     14,601    13,056     45,445    37,388
  Selling, general and
   administrative....................      9,989     7,362     28,029    24,735
  Restructuring charges..............      2,515     --         2,515     --
                                        --------- ---------  --------- ---------
                                          27,105    20,418     75,989    62,123
                                        --------- ---------  --------- ---------
(Loss)/income from operations........    (10,050)   15,332      5,811    40,838
Interest expense.....................        (69)     (257)      (381)     (617)
Interest income and other, net.......        786     1,222      2,088     3,371
                                        --------- ---------  --------- ---------
(Loss)/income before income tax
provision (benefit)..................     (9,333)   16,297      7,518    43,592
Income tax provision.................     (3,173)    5,623      2,556    15,039
                                        --------- ---------  --------- ---------
Net (loss)/income....................    ($6,160)  $10,674     $4,962   $28,553
                                        ========= =========  ========= =========

Net (loss)/income per share-basic.....    ($0.29)    $0.49      $0.23     $1.30
                                        ========= =========  ========= =========

Weighted-average shares.............      21,380    22,004     21,429    21,881
                                        ========= =========  ========= =========

Net (loss)/income per share-diluted..     ($0.29)    $0.47      $0.23     $1.25
                                        ========= =========  ========= =========

Dilutive potential common shares.....     21,380    22,916     21,998    22,827
                                        ========= =========  ========= =========

      See the accompanying notes to these consolidated financial statements.

                               ETEC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Nine Months Ended
                                                               April 30,
                                                          ---------------------
                                                            1999       1998
                                                          ---------- ----------
Cash flows from operating activities:
Net income...............................................    $4,962    $28,553
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..........................    10,276      5,459
  Changes in assets and liabilities:
  Accounts receivable....................................    (2,019)   (38,319)
  Factoring of accounts receivable.......................     8,440      6,200
  Inventory..............................................    (5,524)   (18,021)
  Other assets...........................................    (2,245)   (14,571)
  Accounts payable.......................................     1,620        646
  Accrued and other liabilities..........................   (15,728)    19,722
                                                          ---------- ----------
    Net cash used in operating activities................      (218)   (10,331)
                                                          ---------- ----------
Cash flows from investing activities:
  Sales (purchases) of marketable securities, net........    17,031    (22,055)
  Capital expenditures for property and equipment, net...   (11,845)    (8,781)
  Proceeds from sale of facilities.......................        --     11,000
                                                          ---------- ----------
    Net cash provided by (used in) investing activities..     5,186    (19,836)
                                                          ---------- ----------
Cash flows from financing activities:
  Repayment of debt and capital leases...................      (128)       (93)
  Financing from (repayment to) intermediary.............   (13,981)    12,115
  Collection of notes receivable
    from stockholders.....................................       --        201
  Repurchase of Common Stock ............................   (19,822)        --
  Proceeds from issuance of Common Stock.................     5,891      4,128
                                                          ---------- ----------
    Net cash (used in) provided by financing activities..   (28,040)    16,351
                                                          ---------- ----------
Effect of exchange rate changes on cash..................        76     (1,285)
                                                          ---------- ----------
Net change in cash and cash equivalents..................   (22,996)   (15,101)
Cash and cash equivalents at the beginning
  of the period..........................................    63,600     55,975
                                                          ---------- ----------
Cash and cash equivalents at the end of the period.......   $40,604    $40,874
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest.................      $535       $531
                                                          ========== ==========

Cash paid during the period for income taxes.............   $10,510     $6,734
                                                          ========== ==========

Tax benefits from stock option transactions..............    $1,411     $2,077
                                                          ========== ==========

       See the accompanying notes to these consolidated financial statements.

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

        The Company operates on a 52-week calendar. For purposes of presentation, the Company has indicated its interim fiscal periods as ending April 30, 1999 and July 31, 1998.

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

Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net income has not been adjusted for any period presented for purposes of computing basic and diluted net income per share. Due to the net loss incurred for the three months ended April 30, 1999, common stock equivalents outstanding were considered anti-dilutive and excluded from the calculation of net loss per share-diluted.

For purposes of computing diluted net income per share, weighted average potential common shares do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. The number of shares excluded from the computation for the respective quarters ended April 30, 1999 and 1998 were 2,682,605 and 184,200 shares at an average exercise price of $27.62 and $58.92, respectively.


Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements and also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will begin reporting segment information for product groups exceeding the quantitative thresholds in its Annual Report on Form 10-K for the year ending July 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at their fair value in the statement of financial position and the corresponding gains or losses be either reported in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company has not yet determined the effect of adopting SFAS 133, which is expected to be effective for the Company's fiscal year 2000.


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

        The Company considers all highly liquid debt instruments having a maturity of three months or less to be cash equivalents.
The Company has classified all investments as available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investment's cost and fair value is recorded as a separate component of stockholders' equity. At April 30, 1999, these available for sale securities totaling approximately $19.7 million were included in cash and cash equivalents or marketable securities. The investment portfolio at April 30, 1999 is comprised of money market funds, corporate debentures, and municipal obligations. Temporary differences between cost and fair value at April 30, 1999 and July 31, 1998 were not material.


NOTE 3 - INVENTORY

                                            April 3,     July 31,
                                              1999         1998
                                           -----------  -----------
                                                (in thousands)
  Purchased parts....................         $17,706      $30,407
  Work-in-process....................          45,607       35,554
  Spares.............................          28,723       20,551
                                           -----------  -----------
                                              $92,036      $86,512
                                           ===========  ===========


NOTE 4 - INCOME TAXES

The Company recorded a benefit and a provision for income taxes for the three months ended April 30, 1999 and 1998 of $3.2 million and $5.6 million, respectively. The Company's benefit for income taxes for the three months ended April 30, 1999 reflects a reversal of income tax provisions taken in the first two quarters of fiscal
1999 to adjust the tax liability to the year to date earnings at the Company's effective tax rate. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.


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


                                 Three Months Ended         Nine Months Ended
                              ------------------------  ------------------------
                                         April 30,                 April 30,
                                 1999         1998         1999         1998
                              -----------  -----------  -----------  -----------
                                                  (in thousands)

  Net (loss)/income.........     ($6,160)     $10,674       $4,962      $28,553
  Change in cumulative
   translation adjustments..        (438)         437        2,128         (799)
                              -----------  -----------  -----------  -----------
  Total comprehensive
   (loss)/income............     ($6,598)     $11,111       $7,090      $27,754
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

The Lemelson Foundation has filed a suit against numerous semiconductor manufacturers, claiming patent infringement of a number of basic U.S. patents granted to Jerome Lemelson over many years.
Some of these semiconductor companies, and the attorneys for the Lemelson Foundation, have also contacted semiconductor equipment companies and commercial maskmaking companies, claiming potential liability for infringement of these same patents. We, in turn, have been contacted by two of our customers, notifying us of the fact that they have received claims and claiming that we may have responsibility for indemnifying them under the terms of our sales contracts. We have reached a settlement with one customer, and we believe that we will be able to settle with the other customer on reasonable terms, without any material adverse effect. However, there is no assurance that we will be able to do so, and the costs of a lengthy litigation, or a judgment in which we are found liable, could have a material adverse effect. In addition, we may receive similar claims for indemnity from other U.S. customers who are pursued by the Lemelson Foundation.


NOTE 7 - RESTRUCTURING AND OTHER CHARGES

During the quarter ended April 30, 1999, management implemented a plan to respond to the industry downturn adversely affecting the Company's business by restructuring certain operating activities.
Accordingly, the Company recorded pre-tax restructuring and other charges of $12.2 million. The components of these charges were as follows (in thousands):




                              Three Months
                                 Ended
                              April 30, 1999
                              -----------


  Inventory reserves........      $8,272
  Restructuring.............       2,515
  Other.....................       1,415
                              -----------
  Total.....................     $12,202
                              ===========

Inventory reserves
The Company's policy is to reserve against inventory in excess of that needed over a period deemed short enough to assure management that the inventory is usable and not obsolete. During the quarter ended April 30, 1999, the Company recorded additional provisions for inventory reserves of $8.3 million primarily as a result of shorter manufacturing cycle times, decreased order visibility, and a reduced planning horizon caused by reduced backlog. Each of these factors either shortened the period over which the Company feels confident that inventory will be usable, or reduced the amount of inventory that the Company forecasts as needed over the period. The charges for additional inventory reserves are included in cost of sales.

Restructuring
The Company recorded restructuring charges totaling $2.5 million in the quarter ended April 30, 1999. The restructuring charges are comprised mainly of severance costs related to the involuntary termination of 91 employees, of which 73 were based in Hayward, 12 in Oregon and 6 in France. These charges also include facility costs arising from the consolidation of the Company's
European and Oregon operations.

The following table shows the components of the restructuring charge recorded in the three months ended April 30, 1999 (in thousands):


                               Provision    Incurred     Balance
                              Three Months Three Months
                                 Ended        Ended         At
                              April 30,1999April 30,1999April 30,1999
                              -----------  -----------  -----------
                                           (in thousands)

  Severance and benefits....      $1,593         $828         $765
  Facilities closure costs
   and other................         922          330          592
                              -----------  -----------  -----------
  Total.....................      $2,515       $1,158       $1,357
                              ===========  ===========  ===========


Cash outlays were primarily made for severance and benefit costs. The Company expects to incur approximately $1.2 million of cash expenditures during the next twelve months. The balance due for severance and benefits at April 30, 1999 primarily relates to amounts due to French employees.

Other
Other charges of $1.4 million principally consist of additional reserves taken against accounts receivable, arising from management's assessment of the collectability of all outstanding balances in the context of the general industry downturn. This charge is included in selling, general and administrative expenses.












Item 2. Management's Discussion and Analysis of Financial condition and
        Restults of Operations


A. Results of Operations
Quarters Ended April 30, 1999 and April 30, 1998

Revenue. Revenues comprise primarily sales of the Company's MEBES(R), CORE(R), and ALTA(R) mask pattern generation systems, accessories and upgrades, and the provision of technical support, maintenance and other services on such products. Product sales, as a percentage of total revenue, decreased from 87% in the quarter ended April 30, 1998 to 82% in the quarter ended April 30, 1999, while service revenues increased from 13% to 18% of total revenue over the same period.
These fluctuations are primarily a function of the number of systems recognized as revenue. The Company recognized revenue on eight
Semiconductor Products Group (SPG) systems in the quarter ended April
30, 1998 compared to four SPG systems and one Interconnect Products
Group (IPG) system in the quarter ended April 30, 1999. The Company derives most of its revenues from the sale of a small number of systems and upgrades. As such, any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular period.
Product revenue decreased 23% to $46.7 million from $61.0 million for the quarters ended April 30, 1999 and 1998, respectively. The reduced revenue resulting from the decrease in system shipments was partially offset by an increase in average sales prices and by higher shipments of accessories and upgrades during the quarter. Weak global demand for semiconductors has translated into reduced demand for masks and for the Company's products, which will likely result in reduced product revenue for the remainder of the fiscal year compared to the prior fiscal year. Beyond fiscal 1999, the duration and impact of the reduced demand is unclear.

Service revenue increased 16% to $10.5 million from $9.1 million for the quarters ended April 30, 1999 and 1998, respectively, due primarily to an increase in the number of systems under service contracts.

Gross Profit. The Company's gross profit on product revenue decreased
54% to $15.6 million from $33.8 million for the quarters ended April
30, 1999 and 1998, respectively. In the quarter ended April 30, 1999, the Company incurred inventory and other charges totaling $8.2 million that were recorded to cost of revenue. These charges comprised $7.6 million of additional reserves for excess and obsolete inventory resulting from the Company's reassessment of future demand for its products and $0.6 million of other miscellaneous charges.
Without these charges, product gross margin for the quarter ended
April 30, 1999 would have been 51%, compared with 55% for the quarter ended April 30, 1998. This 4% decrease is primarily attributable to changes in product mix and to the spreading of fixed costs over lower product revenues. The Company anticipates that gross margin, excluding the third quarter inventory and other charges, will remain relatively constant or potentially decline in the remainder of fiscal
1999. However, the Company expects that any decline in gross profit will be partially mitigated by benefits arising from reduced headcount and facilities costs resulting from the restructuring in the quarter ended April 30, 1999. Margins could be negatively impacted by a number of factors, including lower than expected volume, especially if coupled with costs associated with new manufacturing facilities starting in the fourth quarter of fiscal
1999. Margins could also be adversely affected by product mix skewing toward older, less expensive mask pattern generation equipment or lower than anticipated margins in the laser direct imaging business
(the Company's Interconnect Products Group) where the Company does not have significant prior experience or sales volumes. A substantial portion of the Company's international sales are denominated in U.S.
dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although the Company has not been negatively impacted in the past by foreign currency fluctuations, such conditions could affect our international sales in future periods. A combination of some or all of these factors may have a material adverse effect on margins in the remainder of fiscal 1999.

The Company's gross profit on service revenue declined 26% to $1.4 million from $1.9 million for the quarters ended April 30, 1999 and 1998, respectively. Gross margin on service revenue was 14% and 21% for the quarters ended April 30, 1999 and 1998, respectively. The decreased gross profit and gross margin reflect higher costs due to increased personnel and inventory levels required to service the growing installed base and to improve customer satisfaction.

Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to high levels of product development effort. These expenses, net of third-party funding under cooperative development agreements, increased to $14.6 million, representing 26% of revenue, from $13.1 million, representing 19% of revenue, for the quarters ended April 30, 1999 and 1998, respectively. The increase is primarily due to expenses incurred in the development of future generation ALTA and MEBES systems. Funding received under cooperative development contracts was $2.1 million and $1.5 million for the quarters ended April 30, 1999 and 1998, respectively. Research and development expense in the remainder of fiscal 1999 could be higher than expected if the Company is unable to meet milestones necessary to secure funding under its cooperative development contracts.

Selling, General and Administrative. Selling, general and administrative expenses increased 36% to $10.0 million, representing
17% of revenue, from $7.4 million, representing 11% of revenue, for the quarters ended April 30, 1999 and 1998, respectively. Included in selling, general and administrative expenses for the quarter ended
April 30, 1999 are other charges totaling $1.4 million, consisting primarily of an increase in the bad debt provision. The remainder of the increase in selling, general and administrative expenses was primarily due to headcount growth and incremental costs incurred to support the ramp-up of the Company's IPG operations. These increases were partially offset by the reversal during the quarter ended April
30, 1999 of accruals made earlier in the year for employee incentive programs.

Restructuring Charges. The Company recorded restructuring charges totaling $2.5 million in the quarter ended April 30, 1999. The restructuring charges are comprised mainly of severance and benefit costs related to the involuntary termination of 91 employees, of which 73 were based in Hayward, 12 in Oregon and 6 in France. These charges also include facility costs arising from the consolidation of the Company's European and Oregon operations.
Interest Expense. Interest expense for the quarters ended April 30, 1999 and 1998 was $0.1 million and $0.3 million, respectively.
Interest Income and Other, net. Interest and other income was $0.8 million for the quarter ended April 30, 1999, compared with $1.2 million in the quarter ended April 30, 1998. The decrease is mainly due to lower average cash balances available for investment and lower interest rates, as the Company shifted much of its portfolio to tax-exempt instruments.
Income Tax Provision. The Company recorded an income tax benefit of $3.2 million for the quarter ended April 30, 1999 and a provision for income taxes of $5.6 million for the quarter ended April 30, 1998.
The Company's effective tax rate decreased from 34.5% in the quarter ended April 30, 1998 to 34% in the quarter ended April 30, 1999, primarily due to increased research and development tax credits and increased benefits from the use of a foreign sales corporation. The benefit recorded for the three months ended April 30, 1999 reflects a reversal of income tax provisions taken in the first two quarters of fiscal 1999 to adjust the tax liability to the year to date earnings at the Company's effective tax rate.


Nine Months Ended April 30, 1999 and April 30, 1998

Revenue. Product revenue decreased 9% to $157.8 million from $173.1 million for the nine months ended April 30, 1999 and 1998, respectively. This decrease reflects the sale of ten fewer systems, substantially offset by an increase in the number of upgrades shipped, changes in product mix toward higher-priced products, and generally higher average selling prices.

Service revenue increased 14% to $31.3 million from $27.5 million for the nine months ended April 30, 1999 and 1998, respectively, due primarily to higher service activity caused by an increase in the number of systems under service contracts.

Gross Profit. The Company's gross profit on product revenue decreased 20% to $77.0 million from $96.4 million for the nine months ended April 30, 1999 and 1998, respectively. The decrease in gross profit on product revenue was due to a decrease in product revenue as noted previously and a lower gross margin on product revenue, which decreased to 49% for the nine months ended April 30, 1999 from 56% for the nine months ended April 30, 1998. Excluding the inventory and other charges of $8.2 million taken in the quarter ended April
30, 1999, gross margin on product revenue would have been 54%. The 2% decrease in product gross margin, excluding these charges, is primarily attributable to excess manufacturing capacity and to pricing pressures arising from current market conditions.

The Company's gross profit on service revenue decreased 27% to $4.8 million from $6.6 million for the nine months ended April 30, 1999 and 1998, respectively. Gross margin on service revenue was 15% and 24% for the nine months ended April 30, 1999 and 1998, respectively.
The decreased gross profit and gross margin reflect higher costs due to increased personnel and inventory levels required to service the growing installed base and to improve customer satisfaction.

Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to high levels of product development effort. These expenses, net of third-party funding under cooperative development agreements, increased to $45.4 million, representing 24% of revenue, from $37.4 million, representing 19% of revenue, for the nine months ended April 30, 1999 and 1998, respectively. The increase was primarily due to higher consumption of materials on next-generation
MEBES and ALTA development projects. These increased expenses were partially offset by an increase in funding from $5.1 million in the first nine months of fiscal 1998 to $6.1 million in the first nine months of fiscal 1999. The Company expects future increases in net spending due to its commitment to product development.

Selling, General and Administrative. Selling, general and administrative expenses increased 13% to $28.0 million, representing
15% of revenue, from $24.7 million, representing 12% of revenue, for the nine months ended April 30, 1999 and 1998, respectively. Without the $1.4 million of other charges referred to previously, selling, general and administrative expenses for the nine months ended April
30, 1999 would have been 14% of revenue. The increase, net of these charges, is primarily due to headcount growth and higher costs incurred to support the Company's IPG operations.

Restructuring Charges. The Company recorded restructuring charges totaling $2.5 million in the quarter ended April 30, 1999. The restructuring charges are comprised mainly of severance and benefit costs related to the involuntary termination of 91 employees, of which 73 were based in Hayward, 12 in Oregon and 6 in France. These charges also include facility costs arising from the consolidation of the Company's European and Oregon operations.
Income Tax Provision. The Company recorded provisions for income taxes for the nine months ended April 30, 1999 and 1998 of $2.6 million and $15.0 million, respectively. The Company's provision for income taxes for the nine months ended April 30, 1999 reflects the utilization of tax credits and tax benefits from the use of a foreign sales corporation, partially offset by foreign earnings taxed at higher rates. Management's evaluation of the recoverability of the Company's deferred tax assets is based in part upon the current product backlog and the Company's presumed ability to meet manufacturing demand. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

B. Liquidity and Capital Resources

In addition to its operational cash flows, in fiscal 1998 the Company entered into agreements with its landlords under which they agreed to make investments of up to $121.0 million for the construction of additional manufacturing facilities under operating lease arrangements. The Company has used $94.0 million of the $121.0 million total in fiscal 1998 and the first three quarters of fiscal
1999. In fiscal 1996 and fiscal 1997 the Company raised approximately
$108.0 million from sales of its common stock in an initial public offering, two additional public offerings, and a private placement.
In fiscal 1997, the Company received $5.0 million from the sale and leaseback of its headquarters campus.

The Company spent approximately $11.8 million for net capital expenditures in the nine months ended April 30,1999, primarily to purchase testing and process equipment.

 In October 1997, the Company purchased approximately 4.2 acres of land in Hayward, California for $0.9 million. This site provides the Company flexibility for future expansion of its Hayward-based operations. In addition, in November 1997, the Company completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon for approximately $2.4 million. The Company is having a new facility constructed on this site to meet development and manufacturing requirements for its laser mask pattern generation products and to back up its electron-beam manufacturing capabilities in Hayward, California. The new facilities in Hayward and Hillsboro are scheduled to be completed in the fourth quarter of fiscal 1999. The operating lease costs associated with these facilities will increase the Company's manufacturing costs, starting in the fourth quarter of fiscal 1999. There can be no assurance that revenue growth and maintenance of product price levels will be adequate to completely offset these costs.


As of April 30, 1999, the Company had cash, cash equivalents and marketable securities of $60.3 million. This decline from the $100.3 million in cash, cash equivalents and marketable securities at 1998 fiscal year end is primarily due to the use of cash to repurchase
Common Stock, to repay certain indebtedness to an intermediary, and the payment of accrued and other liabilities. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with other sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit (all of which was available at April 30, 1999), will provide adequate cash to fund its operations for at least the next twelve months. The Company also believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. As such, the Company may effect additional equity or debt financings from time to time in the future.
Cash Flows from Operations
Net cash used in operations for the nine months ended April 30, 1999 and 1998 were $0.2 million and $10.3 million respectively.
Cash flows provided by operating activities in the nine months ended
April 30, 1999 primarily reflected net income of $5.0 million, depreciation and amortization of $10.3 million, factoring of accounts receivable of $8.4 million, increases in inventory of $5.5 million, increases in accounts payable of $1.6 million and decreases in accrued and other liabilities of $15.7 million.

Cash flows from operating activities for the nine months ended April
30, 1998 primarily reflected net income of $28.6 million; increases in depreciation and amortization of $5.5 million; increases in accounts receivable of $38.3 million; factoring of accounts
receivable of $6.2 million; increases in inventory of $18.0 million;
increases in other current assets of $14.6 million (including  $11.0 million in respect of the sale and leaseback of building
improvements); and increases in accrued and other liabilities of
$19.7 million (primarily due to increases in advances from customers of approximately $11.5 million).

Fluctuations in accounts receivable, inventory and current liabilities for the above periods were caused primarily by the timing of system orders, the timing of revenue recognition, variations in unit shipments and the timing of payments to vendors. In the remainder of fiscal 1999, there is risk that receivables could increase disproportionately to revenues due to continued difficulties for the Company's Asian customers, as well as longer payment terms for sales of direct laser imaging products, a new business for the Company. Inventories in fiscal 1999 could be adversely affected by the inability of the Company to achieve its expected unit sales volume, coupled with inability to cancel or delay orders for raw materials.

Prior to the shipment of a system, the Company generally receives payment for a portion of the system sales price. Such payments are generally received when the Company accepts an order and at various points while the system is being installed and thereafter. Therefore, the amount of customer advances at each reporting period fluctuates based on the number of systems on order, the timing of order acceptance, and the status of each system within the manufacturing cycle. Advances from customers decreased to $4.8 million at April 30, 1999 from $10.3 million at July 31, 1998.

Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended
April 30, 1999 was $5.2 million. Net cash used in investing activities for the nine months ended April 30, 1998 was $19.8 million. Cash flows from investing activities in the nine months ended April 30, 1999 comprised net sales of marketable securities of $17.0 million offset by net capital expenditures of $11.8 million.
Cash flows from investing activities for the nine months ended April
30, 1998 reflected net purchases of marketable securities of $22.1 million and net capital expenditures of $8.8 million, less the sale of $11.0 million of building improvements which were leased back.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended April
30, 1999 was $28.0 million. Net cash provided by financing activities for the nine months ended April 30, 1998 was $16.4 million. Cash flows used in financing activities for the nine months ended April 30, 1999 primarily reflected repayments of $14.0 million to a third-party financing intermediary and open market purchases of the Company's stock totaling $19.8 million, partially offset by stock issuance proceeds of $5.9 million. In June 1998, the Board of Directors authorized the repurchase of up to $30 million of Common
Stock. Shares may be repurchased at prevailing market rates from time to time. In fiscal 1998, the Company repurchased 165,000 shares of Common Stock for approximately $5.6 million. In the nine months ended April 30, 1999, the Company has repurchased 840,000 for approximately $19.8 million. Cash flows from financing activities for the nine months ended April 30, 1998 comprised receipts of $12.1 million from a third-party financing intermediary and proceeds from issuing Common Stock of $4.1 million.

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


Year 2000 Readiness Disclosure

Computer programs and systems which make use of dates represented by only two digits (98 rather than 1998) may not operate properly after the year 2000. Two digit fields can cause problems with sorting, mathematical calculations, and comparisons when working with years outside the range of 1900 through 1999. The problem also potentially extends to any systems or devices which include embedded technology such as microchips.

The Company has established a formal project with a project office and project team to address this issue and achieve Year 2000 (Y2K)
Readiness. The Company has chosen the U.S. Government Accounting
Office (GAO) Program Management Model, as modified, to manage and measure its progress. The project focuses on four key readiness areas: 1) Product readiness, addressing product functionality; 2)
Supplier readiness, addressing the preparedness of our suppliers; 3)
Internal infrastructure readiness, addressing mission-critical internal information technology (IT) and non IT systems; 4) Customer readiness, addressing customer preparedness and the Company's customer support. For each readiness area, the Company is systematically performing an enterprise wide risk assessment, implementing the GAO Program Management Model as a project, and developing contingency plans to mitigate unknown risk. The Company is also communicating with its customers, suppliers, employees and other third party business partners to reinforce awareness and to inform them of its progress toward Year 2000 Readiness. The Company is doing this through a variety of media. Etec's Y2K web site provides a comprehensive report on its efforts, the status of product testing and validation, and field implementation. As defined by Etec's Y2K
Project, the Awareness and Assessment phases, representing 40% of the project effort, have been completed and the Renovation phase, representing 10% of the project effort is now 90% complete .
Testing/Validation and Implementation phases are on schedule.  The
Company engaged a third party who assessed the comprehensiveness of the Company's Y2K effort and schedule.

Product Readiness: A single test suite is used to test all of the Company's products. This provides a complete assessment of potential
Y2K impacts and precludes inefficient use of resources that would result from the performance of individual customer test suites. Etec has performed its testing in accordance with SEMATECH Year 2000 Test
Scenarios guidelines. All of the Company's products have completed the renovation and validation phases. Field upgrades have already been released or are on schedule to be released through the period ending July 31, 1999. The Company is installing these upgrades in its customers' systems through its standard Service Update Plan Process.
The upgrade schedule is determined by customer requirements.
Approximately 30% of the systems requiring an upgrade have such installed, validated and tested, and have received a Y2K readiness certification from Etec. The Company will offer all of its customers the opportunity to install this upgrade for any problems through the first calendar quarter of 2000.


Supplier Readiness: This aspect of the program is focused on minimizing risk associated with the Company's suppliers by requesting satisfactory answers to two key questions: Are the supplier's products Y2K compliant; and, will the supplier continue production unaffected by Y2K problems? All of the Company's major suppliers were contacted using the SEMATECH Year 2000 Supplier Readiness
Questionnaire. The Company has received responses from 100 % of those contacted. The Company also identified suppliers critical to its ability to sustain product manufacturing over a short period of time.
A critical supplier list was developed and the Company is working directly with those suppliers to determine their Y2K capability. A critical supplier action list and contingency plans are being developed based upon this assessment.

Internal Infrastructure Readiness: The Company has completed an assessment of its IT and non-IT applications and its business processes. Suppliers of IT and non-IT applications or processes critical to sustaining the short run operating capability of the enterprise have been contacted to determine their capability to provide Y2K capable equipment, services and supplies. Contingency plans have been or are being developed for these applications and processes as well.


The Company estimates that the total Y2K project costs will range from $5 to $8 million. Approximately 60% of these costs have been incurred with the remainder expected to be spent over the next four fiscal quarters. The Company is continuing its assessment and developing alternatives which will result in a further refinement of this estimate over time. There can be no assurance that this estimate will be sufficient or that actual costs will not differ materially from the current estimate.

Etec believes that its most reasonably likely worst case scenario would be the failure of services, supplies or products provided by third parties. As the Company has little or no control over remediating the Y2K problems of third parties such as utilities, telecommunication providers, computer system and software suppliers, the risks are relatively more difficult to assess than with the Company's internal systems or its products. Third party failures would disrupt the Company's operations and could have a material adverse effect on its financial condition. Etec is not in a position to identify all possible scenarios nor can it estimate the impact of such disruptions.

Various disclosures and announcements of the Company concerning its products and Y2K Readiness Program are intended to constitute "Year
2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act.



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

The Lemelson Foundation has filed a suit against numerous semiconductor manufacturers, claiming patent infringement of a number of basic U.S. patents granted to Jerome Lemelson over many years.
Some of these semiconductor companies, and the attorneys for the Lemelson Foundation, have also contacted semiconductor equipment companies and commercial maskmaking companies, claiming potential liability for infringement of these same patents. We, in turn, have been contacted by two of our customers, notifying us of the fact that they have received claims and claiming that we may have responsibility for indemnifying them under the terms of our sales contracts. We have reached a settlement with one customer, and we believe that we will be able to settle with the other customer on reasonable terms, without any material adverse effect. However, there is no assurance that we will be able to do so, and the costs of a lengthy litigation, or a judgment in which we are found liable, could have a material adverse effect on our business. In addition, we may receive similar claims for indemnity from other U.S. customers who are pursued by the Lemelson Foundation.


Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

Exhibit No.              Description
-----------              -----------
27                       Financial Data Schedule

(b)     Reports on Form 8-K:    None.


























                   ETEC SYSTEMS, INC.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 1999.


                  ETEC SYSTEMS, INC.
                  (Registrant)


                   By    /s/ William D. Snyder
                     ---------------------------------
                           Vice President and Chief Financial Officer
                   (Principal Financial Officer and Principal Accounting Officer)




                               ETEC SYSTEMS, INC.

                               INDEX OF EXHIBITS

Exhibit
No.                               Description
----------                                     -----------------

27                                Financial Data Schedule.



