Form 10-K405
period 1999-07-31
ETEC SYSTEMS INC
filed 1999-10-18
CIK 851397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number: 0-26968

ETEC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	94-3094580
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

26460 Corporate Avenue, Hayward, California 94545
(Address and Zip Code of Principal Executive Offices)

Registrant's telephone number, including area code: (510)783-9210

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on October 6, 1999 (based upon the average of the high and low sales prices of such stock as of such date) was approximately $613,035,614. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities and Exchange Act of 1933. This determination is not necessarily conclusive.

As of October 6, 1999, 21,585,516 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 14, 1999 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

ETEC SYSTEMS, INC.
FOR THE YEAR ENDED JULY 31, 1999

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

ALTA, CORE, Etec, and MEBES are registered trademarks and DigiRite and the Etec logo are trademarks of Etec Systems, Inc. This Annual Report on Form 10-K405 also includes trademarks and trade names of other companies.

PART I

Item 1. Business

This item contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. In addition to other risks and uncertainties described in this document, certain risks and uncertainties that could affect the Company's financial results include the following: potential delays in shipments; cyclicality of the maskmaking and semiconductor equipment industries; the capital spending decisions of customers and potential customers; the development, market acceptance, and successful production of new products and enhancements; competitors' product introductions and enhancements; risks associated with acquisitions, including the Company's ability to successfully integrate acquired businesses, products, or technologies; risks associated with stock market volatility; risks associated with a reduction in cooperative development funding; and risks associated with foreign operations, such as foreign exchange risk, import-export controls, and political risks. See Management's Discussion and Analysis of Financial Condition and Results of Operations ( "MD&A ") - - Other Factors Affecting Company Results.

Etec Systems, Inc. ("Etec" or the "Company") is a world leader in patterning solutions for the semiconductor and electronics industries. Etec designs, develops, manufactures, and markets electron and laser beam systems that produce high-precision masks, which are used to print circuit patterns onto semiconductor wafers. Etec was incorporated in 1989 under the laws of Nevada to affect a leveraged buyout in 1990 of the former Electron Beam Technology Division of The Perkin-Elmer Corporation, which was itself the continuation of a business commenced in 1970.

Products and Services

Etec's products consist of electron beam and laser beam lithography systems. The Company sells these maskmaking systems through its Semiconductor Products Group ("SPG"), offers its direct imaging systems to Printed Circuit Board ("PCB") manufacturers through its Interconnect Products Group ("IPG"), and has begun marketing its flat panel display testing product through its Display Products Group ("DPG"). The Company's systems are designed to provide a low cost of production for the customer through high performance, reliability, and ease of maintenance.

The Company is the only maskmaking equipment manufacturer currently offering both electron beam and laser beam systems. The different characteristics of electron beam and laser beam systems address different segments of the mask pattern generation market. Electron beam systems have a much smaller beam spot size than laser beam systems and are best suited for leading-edge market segments that require the highest resolution and accuracy. The primary advantage of laser beam systems is their relative simplicity and higher throughput compared to electron beam systems.

MEBES® Electron Beam Systems. The MEBES electron beam products are designed to meet the most technically demanding, leading-edge requirements of our customers. Over 175 MEBES systems have been produced, of which at least 120 remain in service as of July 31, 1999. MEBES systems currently sell for approximately $6 million to $13 million. Etec's latest electron beam system, the MEBES 5500 system, was introduced in July 1999. This system delivers higher productivity for 0.18 micron device masks than previous MEBES models, and enables mask development for the 0.13 micron generation. No MEBES 5500 systems shipped in fiscal 1999. The previous generation MEBES 5000 first shipped in June 1998. The 5000 system allows pilot production of complex masks for 0.18 micron devices. The throughput of the MEBES 5000 is as much as eight times faster than its predecessor, the MEBES 4500.

ALTA® Laser Beam Systems. Etec currently offers a family of scanned laser beam maskmaking systems. Compared to MEBES products, the ALTA line of products offers lower cost for higher production volume with less technically demanding specifications. The Company commenced shipment of the ALTA 3500 system in October 1997. The ALTA 3500 is designed for the production of masks for the 0.25-micron generation of semiconductor devices. It is capable of writing Phase Shift Masks ( "PSM ") and Optical Proximity Correction masks, as well as large- format masks, and currently sells for approximately $10 million.

Upgrades and Accessories. Etec sells a variety of hardware and software packages that are designed to enhance previously installed systems. These include packages that improve performance, and add new features such as PSM capability and increased throughput. Upgrades typically range in price from approximately $1 million to approximately $7 million, and accessories are typically priced at less than $1 million. From time to time, the Company also repurchases, refurbishes, and resells a limited number of systems.

New Product Areas. Etec is in the initial stages of establishing its IPG product in the PCB industry. The DigiRiteTM™ 2000 system, which first shipped in March 1998, allows a PCB manufacturer to transfer computer-generated patterns directly to printed circuit boards, significantly reducing the intermediate steps associated with printing patterns on masks. This allows the manufacturer to print more complex patterns, eliminate set-up time, and reduce cost for low- volume, high-complexity advanced PCB products. In fiscal 1999, revenue from IPG products was less than $3 million. Etec also is developing focused electron-beam test systems for flat panel displays through its Display Products Group. These products are currently in the development stage. There can be no assurance that the Company will be able to introduce them successfully into the market (See MD&A -- Other Factors Affecting Company Results - Successful Integration of Acquired Businessses).

The Company's warranty obligations for its SPG systems generally cover a 12-month period beginning upon final customer acceptance. However, most customers have requested service and support beyond the warranty period, and Etec has historically derived significant revenues from annual service and maintenance for its installed base of systems. Approximately 180 of the Company's systems are currently serviced under one-year contracts with Etec. Most customers request a package of service and support that includes a variety of spare parts and support from an on-site Etec field engineer. Service revenues were approximately $43.1 million, $37.2 million, and $34.4 million, in fiscal 1999, 1998, and 1997, respectively.

Customers

The Company's SPG customers include both captive and commercial (or "merchant ") mask shops. Semiconductor manufacturers employ their captive capabilities largely to supply portions of their own requirements for masks, while merchant mask shops sell masks to a variety of semiconductor device manufacturers. We derive most of our annual revenue from the sale of a small number of systems and upgrades. The price of our systems currently ranges from approximately $6 million to approximately $13 million for MEBES and ALTA systems, and from approximately $1 million to approximately $7 million for upgrades. In fiscal 1999, we sold a total of 17 new systems and one upgrade to eight8 customers. In each of the last three3 fiscal years, at least one 1 customer has accounted for more than 10% of our revenue for the fiscal year. We expect that sales to relatively few customers will continue to account for a high percentage of our revenues in any accounting period in the foreseeable future.

There are a relatively small number of potential customers worldwide for mask production systems. Sales to our ten10 largest customers accounted for approximately 75%, 79%, and 73% of our revenue in fiscal 1999, 1998, and 1997, respectively. Historically, Etec has sold a significant proportion of its systems to a limited number of customers. In fiscal 1999, sales to Photronics, Inc. accounted for approximately 17% of total revenues and sales to DuPont Photomask, Inc. accounted for approximately 15% of total revenues. In fiscal 1998, sales to one customer, Dai Nippon Printing Company Limited, accounted for approximately 17% of total revenues. In fiscal 1997, sales to DuPont Photomask, Inc. accounted for approximately 16% of total revenues, and sales to Photronics, Inc. accounted for approximately 14% of total revenues. If we lose a customer's business due to customer dissatisfaction or competition, it is difficult to replace the revenue that had previously come from that customer, particularly in light of the long lead time required to obtain an order. The failure to replace such sales with sales to other customers in succeeding periods would have a material adverse effect on our business. Additionally, a reduction in orders from any one customer or the cancellation or delay of any significant order could have a material adverse effect on the Company's business, financial condition, and results of operations.

Sales and Marketing

Etec markets and distributes its products directly into its primary geographic markets, which consist of North America, Japan, South Korea, Taiwan, and Europe. The Company maintains sales offices in Arizona, California, Japan, Germany, South Korea, and Taiwan. The Company also uses sales representatives for certain products in Taiwan and Europe. The Company's agreements with its sales representatives are generally terminable upon 90 days' notice by either party.

Because of the significant investment required to purchase Etec's systems and their highly technical nature, the sales cycle is complex, requiring interaction with several levels of the customer's organization and extensive technical exchanges, product demonstrations, and commercial negotiations. As a result, the sales cycle can be as long as 12 to 18 months. Installing and integrating maskmaking equipment requires a substantial investment by a customer. Purchase decisions are generally made at a high level within the customer's organization, and the sales process involves broad participation across the Etec organization, from the Chief Executive Officer to the engineers who designed the product.

Backlog

The Company's backlog for products was approximately $77.0 million, $128.8 million, and $158.6 million, at July 31, 1999, 1998, and 1997, respectively. Etec defines backlog to include only those systems, accessories, and upgrades with respect to which a written purchase order or agreement has been received and a delivery date within the next 12 months has been specified. Backlog is not necessarily representative of actual future sales in any given period, because customers have historically been able to reschedule shipments.

Development of New Technology, Products, and Enhancements

Our business is characterized by rapid technological change and evolving industry standards. As a result, we must enhance our existing products and develop, manufacture, and successfully introduce new products and upgrades with improved capabilities. Etec is currently developing new electron and laser beam platforms to address 0.13 micron device masks and mask development for the 0.10 micron generation. The Company is also developing technologies to address later nodes of the semiconductor industry roadmap, the 0.07 micron device and mask development in the 0.05 micron generation. To make these developments, we must make substantial investments in research and development. Research and development expenses, net of funding under cooperative development agreements, were $58.3 million, $53.4 million, and $34.4 million in fiscal 1999, 1998, and 1997, respectively, representing 25%, 19%, and 14% of revenues, respectively. Any significant delay in the development, manufacture, or market acceptance of new products, or in the enhancement of existing products, would materially adversely affect our business. Our Interconnect Product GroupIPG's DigiRite 2000 has not yet achieved market acceptance and that business continues to generate a loss. Our flat panel display testing product is still in the development stage. There can be no assurance that we will be successful in selecting, developing, manufacturing, and marketing new technology, products, or enhancements of our existing products.

Changes in mask or semiconductor manufacturing processes could also adversely affect our business. We anticipate continued development of product or process technologies that extend the useful lives of previously sold maskmaking tools. For example, Etec's sales were materially adversely affected for several years from the mid-1980s to the early 1990s due to the introduction of semiconductor manufacturing equipment that allowed semiconductor companies to manufacture several generations of smaller chips with older technology masks, thereby eliminating the need for new generations of masks. We could also lose business if a direct write technology is perfected that is not bound by the current limitations of that technology. There can be no assurance that we will be able to develop, manufacture and sell products that respond adequately to such changes. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result.

Etec obtains research and development funding from governmental agencies and private consortia such as the Department of Defense Advanced Research Projects Agency ( "DARPA ") and International SEMATECH for certain projects. Aggregate funding from all such sources amounted to approximately $8.7 million, $6.1 million, and $2.0 million in fiscal 1999, 1998, and 1997, respectively. These cooperative development contracts set technology milestones that we must meet by specified dates to receive the funding. If we are unable to meet the technology milestones necessary to secure funding under such contracts, our research and development expenses in fiscal 2000 will be higher than currently expected. This, in turn, would materially adversely affect our financial results.

Manufacturing

Etec has historically manufactured its electron beam systems in a design and manufacturing facility located on its Hayward, California campus. A new addition was occupied during fiscal 1999, bringing the Hayward manufacturing facility to a total of 285,000 square feet. Etec has historically produced its laser beam systems in two facilities located in Beaverton, Oregon. During fiscal 1999, Etec constructed a new 177,000 square foot facility in Hillsboro, Oregon and moved its laser manufacturing operations to that new facility. The Beaverton site was vacated by the end of May 1999. The additional cost of these new facilities increased our manufacturing costs beginning in the fourth quarter of fiscal 1999. The production capacities of these two facilities are not fully utilized. Accordingly, the fixed costs of the excess capacity are expected to adversely impact gross margins in fiscal 2000. There can be no assurance that the capacity utilization will ever be adequate to offset these costs.

Although the Company manufactures some of the components and subassemblies used in its systems, many of the components and subassemblies used in Etec's systems are purchased from subcontractors. None of our suppliers is obligated to provide us with any specific quantity of components or subassemblies over any specific period. Most of the components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers. In particular, we rely on sole-source suppliers for electron beam sources for our MEBES systems, high-voltage power supplies, certain lasers, lenses, and other critical components. We have generally been able to obtain adequate, timely delivery of critical subassemblies and components, although we have experienced occasional delays. Any inability to obtain adequate, timely deliveries of subassemblies and components could prevent us from meeting scheduled shipment dates. This could damage relationships with our current and prospective customers and, as a result, materially adversely affect our business.

Competition

The maskmaking equipment industry is highly competitive. We believe that the principal competitive factors in our industry are product performance, service, technical support, system price, speed, reliability, ease of upgrade, and the customer's cost of ownership and production. To remain competitive, we believe that we must invest significant financial resources in new product development and in customer service and support centers worldwide.

Etec currently competes worldwide with a number of U.S. and foreign manufacturers, including Hitachi, Ltd., Japan Electron Optical Laboratory, Ltd. ("JEOL"), Ltd., Toshiba Corp., and Leica Microsystems, AG. Some of these competitors have substantially greater financial, manufacturing, marketing, and customer service and support capabilities than we do. In addition, some competitors have entered into strategic relationships or alliances with leading semiconductor manufacturers. In particular, we believe that Japanese competitors such as Hitachi and JEOL have long-standing collaborative relationships with Japanese and other Asian semiconductor manufacturers. Because of the significant investment required to install and integrate maskmaking equipment, we also believe that, at any particular site, a customer may rely upon a single maskmaking equipment vendor for multiple generations of equipment. This makes it difficult to achieve significant sales into that particular site once a competitor's system has been selected.

We have felt some pricing pressures from our customers from time to time. These pressures will intensify if our competitors are successful in introducing systems with improved performance over their current product offerings. Competitors may develop future generations of products that are superior in features, cost, or other factors to our product offerings. Development of a clearly superior competitive product for mask pattern generation would materially adversely affect our business. In addition, potential customers who may not need all of the functionality and technical capability of Etec's systems may instead purchase lower priced systems from our competitors.

Patents and Other Proprietary Rights

Etec holds over 60 United States patents expiring on various dates from 2001 through 2016, with corresponding patents and patent applications claiming prior right from U.S. patent applications for many of such patents in Japan, South Korea, the European Community, and Canada. In the field of electron beam lithography, Etec owns patents directed to electron guns, precision stages, particle beam systems, deflection assemblies, calibration and measurement processes, and addressing and writing schemes. In the field of laser beam lithography, Etec owns patents directed to scanning optics, laser pattern generation, and rasterization schemes. Etec also has a number of pending U.S. and foreign patent applications. There can be no assurance that any of these applications will be allowed or that any of the allowed applications will be issued as patents. The Company's SPG systems also incorporate software and hardware technology licensed from third parties.

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

Semiconductor-related industries have experienced substantial litigation regarding patent and other intellectual property rights. As is typical in the industry, Etec has from time to time received, and may in the future receive, communications from third parties alleging infringements of patents and other intellectual property rights. In the future, protracted litigation may be necessary to defend us against alleged infringement of others' ' rights. Any such litigation, even if we are ultimately successful in our defense, could result in substantial cost and diversion of time and effort by management. This in and of itself could have a material adverse effect on our business, financial condition, and results of operations. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject Etec to significant liabilities (including treble damages under certain circumstances), require us to seek licenses from third parties, or prevent us from manufacturing or selling our systems.

The Lemelson Foundation has filed a suit against numerous semiconductor manufacturers, claiming patent infringement of a number of basic U.S. patents granted to Jerome Lemelson over many years. Some of these semiconductor companies, and the attorneys for the Lemelson Foundation, have also contacted semiconductor equipment companies and commercial maskmaking companies, claiming potential liability for infringement of these same patents. We, in turn, have been contacted by two of our customers, notifying us of the fact that they have received claims and claiming that we may have responsibility for indemnifying them under the terms of our sales contracts. We have reached a settlement with one customer, and we believe that we will be able to settle with the other customer on reasonable terms, without any material adverse effect on our business. However, there can be no assurance that we will be able to do so, and the costs of a lengthy litigation, or a judgment in which we are found liable, could have a material adverse effect on our business. In addition, we may receive similar claims for indemnity from other U.S. customers who are pursued by the Lemelson Foundation.

Governmental Regulations and Industry Standards

Etec is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances. In addition, we are subject to certain packaging and take-back packaging requirements in Europe. We believe that we are currently in compliance in all material respects with such regulations and that we have obtained or will obtain all material environmental permits necessary to conduct our business. Nevertheless, if we fail to comply with current or future regulations, substantial fines could be imposed on Etec. We also might be forced to suspend production, to alter our manufacturing process or to cease operations. Such regulations could also require us to acquire expensive remediation or abatement equipment or incur substantial expenses to comply with environmental regulations. Any failure by us to control the use, disposal, or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject Etec to significant liabilities.

Our products and worldwide operations are also subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. We believe that our products currently comply with all material governmental health and safety regulations and with the voluntary industry standards currently in effect. In part because the scope of future regulations and standards cannot be predicted, there can be no assurance that we will be able to comply with any future regulations or industry standards. Noncompliance could result in governmental restrictions on sales or reductions in customer acceptance of Etec products. Compliance may also require significant product modifications, potentially resulting in increased costs and impaired product performance.

Employees

As of July 31, 1999, Etec had 1,076 full- time employees. None of the U.S. employees is governed by a collective bargaining agreement. The Company's financial performance will depend significantly upon the continued contributions of its officers and key management, and technical, sales, and support personnel, many of whom would be difficult to replace. There can be no assurance that the Company will be successful in attracting or retaining qualified personnel.

Financial Iinformation Aabout Iindustry Ssegments

Financial information about industry segments is set forth in Note 9 to the Consolidated Financial Statements titled "Operating Segment and Geographic Information " in Part II, Item 8, which information is incorporated by reference into this Part I, Item 1.

Financial Iinformation about About foreign Foreign and domestic Domestic operations Operations and export Export salesSales

Financial information regarding geographic operations is set forth in Note 9 to the Consolidated Financial Statements titled "Operating Segment and Geographic Information " in Part II, Item 8, which information is incorporated by reference into this Part I, Item 1. Discussion concerning risks attendant to foreign operations is set forth in the MD&A -- Other Factors Affecting Company Results in Part II, Item 7, which information is incorporated by reference into this Part I, Item 1.

Item 2. PROPERTIES

The Company currently leases the major facilities described below:

                       Approximate
                         Square
      Location          Footage                       Use
---------------------  ----------  ------------------------------------------
Hayward, California..    340,000   Design, development, and manufacture of
                                   electron beam systems, and the Company's
                                   corporate offices.
Hillsboro, Oregon....    177,000   Design, development, and manufacture of laser
                                   systems.
Tucson, Arizona......     39,000   Design, development and manufacture of  laser
                                   direct imaging systems.
Munich, Germany......     16,000   Office, warehouse, and manufacturing space
                                   for Etec EBT GmbH (development of electron
                                   beam test systems) and offices for sales and
                                   service operations of Etec Systems GmbH.

The Company also leases sales and service offices in Japan, South Korea, and Taiwan. The Company's facilities in California and Oregon are not fully utilized. The Company believes its existing facilities provide adequate capacity to meet its current and projected business activities.

ITEM 3. Item 3. Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages, and positions held with the Company of all executive officers of the Company. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors are as follows:

         Name           Age                      Position
----------------------  ----  -----------------------------------------------
Stephen E. Cooper.....   53   Chairman of the Board, President and Chief
                              Executive Officer
Paul A. Warkentin.....   46   Senior Vice President, Advanced Reticle
                              Solution Center
William D. Snyder.....   55   Vice President, Chief Financial Officer
William D. Cole.......   44   Vice President, Worldwide Sales
Trisha A. Dohren......   53   Senior Vice President, Corporate Services
                              and Quality
Mark A. Gesley........   44   Vice President, Technology Development
Leslie Polgar.........   56   Vice President and General Manager, SPG
William Ryan..........   60   Director of Etec, and Vice President
                              and General Manager, IPG
W. Russell Wayman.....   55   Vice President, General Counsel and Secretary

Mr. Cooper joined Etec as President and Chief Operating Officer in January 1993 and was named Chief Executive Officer in July 1993. He was initially appointed to the Board of Directors in March 1993 and became Chairman of the Board in April 1995. Mr. Cooper is also a director of Vivid Semiconductor.

Dr. Warkentin was appointed Senior Vice President, Advanced Reticle Solutions Center, in March 1999. He served as Vice President, Chief Operating Officer, from September 1997 to March 1999 and Vice President, Marketing from July 1995 to August 1997. From 1993 to 1995, Dr. Warkentin was Beaverton site manager.

Mr. Snyder was appointed Vice President, Chief Financial Officer when he joined Etec in August 1997. From 1990 to 1997, Mr. Snyder was Chief Financial Officer of Integrated Device Technology, a semiconductor manufacturing company. Mr. Snyder is also a director of Peak, International Ltd.

Mr. Cole, Vice President, Worldwide Sales, joined Etec as Vice President, Sales and Customer Support in August 1996. From 1993 to 1996 Mr. Cole served as Vice President, Sales for Genus, Inc., a manufacturer of ion implementation and chemical vapor deposition systems.

Ms. Dohren was appointed Senior Vice President, Corporate Services and Quality, in August 1999. She was Vice President, Corporate Services from September 1997 to July 1999. Prior to that, she served as Vice President, Human Resources and Administration from August 1993 to September 1997.

Dr. Gesley was appointed Vice President, Technology Development in 1996. Prior to that he held the position of Vice President, Engineering from 1995 to 1996. He previously held a variety of engineering management roles at Etec directing special development teams and other projects.

Dr. Polgar was appointed Vice President and General Manager of Etec's Semiconductor Products Group in June 1999. He joined Etec from private consulting and Air Liquide America Corporation, an industrial gas company, where he served as Vice President and General Manager of their Electronics Division from 1995 to 1998. From 1988 to 1994, he was President and held several other senior management roles at Bertram Laboratories, a semiconductor manufacturing company.

Mr. Ryan was appointed Vice President and General Manager of Etec's Interconnect Products Group in February 1999. He has been a member of the Company's Board of Directors since December 1997. Prior to joining Etec as an employee, Mr. Ryan served as Executive Vice President with Angstrom Technologies, a chemical company. From 1992 to 1994, he was Vice President of Operations at SVG Lithography Systems, Inc., a semiconductor equipment company.

Mr. Wayman, Vice President, General Counsel and Secretary, joined Etec in June 1998. From 1990 to 1998, Mr. Wayman served as Vice President, General Counsel, and Secretary of Storage Technology Corporation, a computer storage equipment manufacturing company.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "ETEC " since October 24, 1995. As of October 6, 1999, there were 218 holders of record of the Company's outstanding Common Stock. The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock as reported on the NASDAQ National Market.

                                                         High       Low
                                                       --------- ---------
Fiscal 1999:
    First Quarter...............................         $34.75    $15.81
    Second Quarter..............................          53.69     28.06
    Third Quarter...............................          53.88     21.88
    Fourth Quarter..............................          41.44     25.63

Fiscal 1998:
    First Quarter...............................         $67.13    $41.50
    Second Quarter..............................          51.25     35.88
    Third Quarter...............................          61.38     42.38
    Fourth Quarter..............................          49.38     29.25

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

Item 6. Selected Financial Data.

                                                 Fiscal Year Ended July 31,
                                     -------------------------------------------------
                                       1999      1998      1997      1996      1995
                                     --------- --------- --------- --------- ---------
                                        (in thousands, except per share amounts)

Revenue............................  $237,166  $288,327  $240,914  $145,645   $82,916
Research, development and
  engineering expenses.............   $58,317   $53,439   $34,373   $17,402   $10,497
Income before extraordinary items..    $1,026   $46,767   $34,439   $37,791    $4,524
Net income ........................    $1,026   $46,767   $34,439   $36,861    $9,936
Net income per share-basic.........     $0.05     $2.13     $1.66     $2.22    $11.84
Net income per share-diluted.......     $0.05     $2.05     $1.57     $2.02     $0.68
Shares used in per-share
  calculation-basic................    21,431    21,922    20,746    16,575       839
Shares used in per-share
  calculation-diluted..............    21,952    22,789    22,003    18,296    14,594

Total assets.......................  $308,006  $358,514  $284,543  $208,871   $85,984
Working capital....................  $188,155  $195,112  $156,303  $111,199   $23,215
Mandatorily redeemable convertible
   preferred stock.................     $  --     $  --     $  --     $  --   $76,397
Long-term debt, including capital
   lease obligations...............     $  --     $  --     $  --    $6,939   $16,866
Stockholders' equity(deficit)......  $238,656  $246,669  $197,461  $115,877  ($67,415)

Factors Affecting Comparability

Fiscal 1999 net income reflects:

    the inclusion of $12.2 million of restructuring and other charges, comprising $8.3 million of additional inventory reserves, $2.5 million of restructuring charges, and $1.4 million of other charges.

Fiscal 1997 net income reflects:

    the inclusion of a $1.2 million discrete release of a valuation allowance previously recorded against deferred tax assets.

    the write-off of $3.9 million of acquired in-process technology related to the Company's acquisition of Ebetech Electron Beam Technology GmbH ( "Etetech "). The Company is continuing its research and development efforts and has not derived any revenue from products related to the acquisition of Ebetech.

Fiscal 1996 net income reflects:

    the inclusion of an extraordinary loss of $0.9 million recorded as a result of the early extinguishment of $18.7 million of senior secured notes.

    the write-off of $6.3 million of acquired in-process technology related to the acquisition of substantially all of the assets and certain specified liabilities of Polyscan, Inc. The Company is in the initial product introduction state with this technology and has not derived any substantial revenue from products related to the acquisition of Polyscan, Inc.

    a $23.0 million tax benefit realized as a result of the discrete release of a portion of the valuation allowance previously recorded against deferred tax assets.

Fiscal 1995 net income reflects:

    the inclusion of an extraordinary gain of $5.4 million recorded as a result of the early extinguishment of $19.7 million of subordinated notes payable and accrued interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. The following is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, appearing elsewhere in this Form 10-K, including information set forth under the heading "Other Factors Affecting Company Results" as well as the other risks detailed in this section.

Overview of 1999

Fiscal 1999 was a challenging year for Etec. A number of industry changes combined to create a year characterized by uncertainty and reduced expectations. At the same time, however, many positive developments occurred, which have implications toward our future growth.

Fiscal 1999 began as one of the worst downturns in the history of the semiconductor industry was coming to a close. In 1999, Etec's total number of customers shrank. We saw the first divestiture of a captive Japanese mask shop, and a number of other captive shops worldwide were also absorbed by merchant shops. In addition, excess capacity in Taiwan and other regions, partly a result of overly aggressive purchasing in the prior year, led to an estimated 25% decline in worldwide mask pattern generation unit demand. Etec took a number of actions to mitigate the effects of these events, including controlling expenses, reducing headcount by approximately 100 employees, and consolidating our European offices. In May, Etec completed two new facilities for our Semiconductor Products Group ("SPG "), in Hayward, California and Hillsboro, Oregon.

In our Interconnect Products Group ("IPG"), we are bringing semiconductor technology to the printed circuit board industry. The ramp of our DigiRite 2000 product has been slower than originally expected, but a focus on leading printed circuit board manufacturers is yielding success, particularly in Europe and North America. We remain convinced that uUltraviolet laser direct imaging will lead to a profound change in the way printed circuit boards are manufactured. As maskmaking becomes more complex, it is important for Etec to understand how our customers use our systems in a production environment. In March 1999, we announced the creation of the Advanced Reticle Solutions Center ( "ARSC "). The ARSC is a development and validation center for advanced reticle solutions and provides applications support to improve return on investment for our customers. In the center, we are developing equipment and processes in partnership with our customers, suppliers, and other key partners. In July, Etec introduced the MEBES 5500 system, a high-throughput, 180-nanometer system capable of early development of 130-nanometer masks.

Etec shipped a milestone 50th ALTA laser pattern generation system during the year. The ALTA 3500 is on its way to becoming the most popular Etec product in the Company's history. Research and development investment is critical to Etec's continued success; this investment reached a record level of $58 million in fiscal 1999. External funding, including International SEMATECH, and government funding through the Defense Advanced Research Project Agency (DARPA), continue to bolster Etec's substantial internal investment.

Etec believes it is well positioned with new facilities, an excellent product portfolio, and a superior employee team to deliver steady growth when the market environment improves. Demand for deep ultraviolet (deep UV) steppers and other equipment indicates the industry is rapidly moving into the realms of subwavelength lithography. As production of 180-nanometer devices and development of 130-nanometer devices grow, we should see increasing demand for masks and maskmaking equipment.

Results of Operations

Years Ended July 31, 1999 and July 31, 1998

Revenue. Revenues comprise primarily sales of the Company's MEBES (R) , CORE (R) , and ALTA (R) mask pattern generation systems, accessories, and upgrades, and the provision of technical support, maintenance, and other services on such products. Product sales, as a percentage of total revenue, decreased from 87% in fiscal 1998 to 82% in fiscal 1999, while service revenues increased from 13% to 18% of total revenue over the same period. This change in revenue mix is due to the combined effect of lower product revenue and higher service revenue due to an increased installed base. The Company derives most of its revenues from the sale of a small number of systems and upgrades. As such, any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular period.

Product revenue decreased 23% to $194.1 million from $251.2 million for the years ended July 31, 1999 and 1998, respectively. This decrease primarily reflects a softening of demand for mask pattern generation systems. The Company's fiscal 1999 revenue included 18 mask pattern generation systems, down from 33 in the prior year. This decrease in SPG shipments was partially mitigated by the achievement of higher average sales prices and by increased IPG shipments, up from one system in fiscal 1998 to four in fiscal 1999.

Service revenue increased 16% to $43.1 million from $37.2 million for the years ended July 31, 1999 and 1998, respectively, due primarily to an increase in the number of systems under service contracts.

Gross Profit. The Company's gross profit on product revenue decreased 37% to $91.2 million from $144.6 million for the years ended July 31, 1999 and 1998, respectively. The reduction results from a decrease in product revenue and the lower product gross margin, which decreased to 47% from 58% for the years ended July 31, 1999 and 1998, respectively. The decrease in product gross margin is primarily attributable to excess capacity variances arising from the lower than expected volume, coupled with costs associated with new manufacturing facilities and additional inventory reserves and other charges taken in the third quarter of fiscal 1999. Margins could be adversely affected in future periods by product mix skewing toward older, less expensive mask pattern generation equipment; continued low volume of SPG products, resulting in significant higher fixed costs per unit; or lower than anticipated margins in IPG where the Company does not have significant past experience. Additional pressure on margins could come from continued weakness of Asian currencies relative to the dollar, which would increase the effective cost of the Company's products to its customers in that region. A combination of some or all of these factors may have a material adverse effect on margins in fiscal 2000.

The Company's gross profit on service revenue decreased 28% to $6.2 million from $8.6 million for the years ended July 31, 1999 and 1998, respectively. Gross margin on service revenue was 14% and 23% for the years ended July 31, 1999 and 1998, respectively. The reduced gross profit and gross margin reflect higher costs due to increased personnel required to service the growing installed base, increased amortization costs associated with service spares, the initiation of a field service organization for IPG, and the lower level of installation activity.

Research, Development and Engineering. The Company's research, development and engineering expenses continue to reflect its commitment to product development. These expenses, net of third-party funding under cooperative development agreements, increased to $58.3 million, representing 25% of revenue, from $53.4 million, representing 19% of revenue, for the years ended July 31, 1999 and 1998, respectively. The increase is primarily due to expenses incurred in the development of future generation ALTA and MEBES systems. Funding received under cooperative development contracts was $8.7 million and $6.1 million for the years ended July 31, 1999 and 1998, respectively. The increase is primarily attributable to additional funding received under the 1998 cost reimbursement agreement with the Defense Advanced Research Projects Agency (DARPA) and the Naval Air Systems Command (NAVAIR) to develop advanced multiple electron beam microcolumns for nanolithography. Research and development expense in fiscal 2000 could be higher than expected to the extent that the Company is unable to meet milestones necessary to secure funding under its cooperative development contracts.

Selling, General and Administrative. Selling, general and administrative expenses increased 14% to $37.3 million, representing 16% of revenue, from $32.6 million, representing 11% of revenue, for the years ended July 31, 1999 and 1998, respectively. The increase in selling, general and administrative expenses was primarily due to higher average headcount, higher costs incurred to support the Company's IPG operations, and increased bad debt reserves. For fiscal 2000 selling, general and administrative expenses can be expected to increase due to a number of factors, including higher distribution overhead for the laser direct imaging products. The extent of this additional cost is not certain due to the Company's limited experience in this product group.

Restructuring Charges. The Company recorded restructuring charges totaling $2.5 million in the quarter ended April 30, 1999. The restructuring charges are comprised mainly of severance and benefit costs related to the involuntary termination of 91 employees, of which 73 were based in Hayward, 12 in Oregon, and 6 in France. These charges also include facility costs arising from the consolidation of the Company's European and Oregon operations.

Interest Expense. Interest expense for the years ended July 31, 1999 and 1998 was $0.5 million and $0.8 million, respectively. The decrease in interest expense is mainly attributable to reduced third party financing on international sales.

Interest Income and Other, Net. Interest and other income was $2.8 million for the year ended July 31, 1999, compared with $4.5 million in the year ended July 31, 1998. This includes $2.5 million of interest income generated by the Company's investment portfolio for the year ended July 31, 1999, compared with $4.3 million for the year ended July 31, 1998. The decrease in interest income is due to the reduction of the Company's investment portfolio and lower average interest rates.

Income Tax Provision. The Company recorded provisions for income taxes for the years ended July 31, 1999 and 1998 of $0.5 million and $24.1 million, respectively. The Company's effective tax rate was stable at 34% in both fiscal 1998 and 1999 due to continued research and development tax credits and benefits from the use of a foreign sales corporation.

Years Ended July 31, 1998 and July 31, 1997

Revenue. Product sales, as a percentage of total revenue, increased from 86% in fiscal 1997 to 87% in fiscal 1998, while service revenues decreased from 14% to 13% of total revenue over the same period. Service revenue did not increase at the same rate as product revenue, because average sales prices for the Company's product offering rose faster than the prices that the Company was able to negotiate on service contracts. Moreover, revenue from service contracts does not begin until after the expiration of the product warranty period, which is typically one year.

Product revenue increased 22% to $251.2 million from $206.6 million for the years ended July 31, 1998 and 1997, respectively. This increase primarily reflected a change in mix towards new products, which have higher selling prices because of the significant improvements that they offer.

Service revenue increased 8% to $37.2 million from $34.4 million for the years ended July 31, 1998 and 1997, respectively, due primarily to an increase in the number of systems under service contracts.

Gross Profit. The Company's gross profit on product revenue increased 34% to $144.6 million from $108.1 million for the years ended July 31, 1998 and 1997, respectively. The increase resulted from an increase in product revenue and the higher product gross margin, which increased to 58% from 52% for the years ended July 31, 1998 and 1997, respectively. The increase in product gross margin was primarily attributable to changes in product mix towards the Company's newer products, which generally have higher gross margins than older products.

The Company's gross profit on service revenue increased 1% to $8.6 million from $8.5 million for the years ended July 31, 1998 and 1997, respectively. Gross margin on service revenue was 23% and 25% for the years ended July 31, 1998 and 1997, respectively. The static gross profit and decreased gross margin reflected higher revenues from an increase in the number of systems under service contracts, offset by higher costs due to increased personnel required to service the growing installed base and to improve customer satisfaction.

Research, Development and Engineering. The Company's research, development and engineering expenses continued to reflect its commitment to high levels of product development effort. These expenses, net of third-party funding under cooperative development agreements, increased to $53.4 million, representing 19% of revenue, from $34.4 million, representing 14% of revenue, for the years ended July 31, 1998 and 1997, respectively. The increase was primarily due to expenses incurred in the development of future generation ALTA and MEBES systems, together with costs associated with preparing the initial "beta " versions of the Company's new DigiRite (R) 2000 laser direct imaging system for shipment from IPG. Funding received under cooperative development contracts was $5.6 million and $2.0 million for the years ended July 31, 1998 and 1997, respectively. The increase was primarily attributable to the achievement of milestones under the 1997 cost reimbursement agreement with a private consortium, International SEMATECH. In July 1998, the Company was awarded a new four-year contract to develop advanced multiple electron beam microcolumns for nanolithography. This award, from the Defense Advanced Research Projects Agency (DARPA) and the Naval Air Systems Command (NAVAIR), amounted to approximately $4 million.

Selling, General and Administrative. Selling, general and administrative expenses increased 17% to $32.6 million, representing 11% of revenue, from $27.9 million, representing 12% of revenue, for the years ended July 31, 1998 and 1997, respectively. Fluctuations in selling, general and administrative expenses were primarily due to increased headcount, offset by reduced sales commissions payable on sales into Asia due to the expiration of certain agreements during fiscal 1998.

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

Liquidity and Capital Resources

In fiscal 1996 and fiscal 1997, the Company raised approximately $108.0 million from sales of its common stock in an initial public offering, two additional public offerings, and a private placement. In fiscal 1997, the Company received $5.0 million from the sale and leaseback of its headquarters campus.

In fiscal 1998, the Company entered into the following agreements with its landlords under which they agreed to make investments of up to $121.0 million for the construction of additional manufacturing facilities under operating lease arrangements:

In November 1997, the Company completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon, at a cost of approximately $2.4 million on which a new facility was constructed. In December 1997, the Company entered into an agreement to lease the facility. The lessor of the buildings committed to spend up to $60 million for construction and the Company has acted as construction agent for the lessor. The Company started to occupy the premises in May 1999, under an interim financing facility that will later convert to a lease. The lease term is expected to begin by the end of calendar year 1999 and end in November 2004.

In February 1998, the Company entered into an agreement to amend the existing lease on its facilities in Hayward, California, to accommodate a $50.0 million planned expansion of production, research, and development facilities and renovation of existing production facilities via construction lease allowances. The lease amendment also included the leaseback of an additional $11.0 million of building improvements on existing facilities sold to the lessor via the lease amendment. The initial term of the lease expires in May 2014, and, if not cancelled by the Company, will be automatically extended for three five-year renewal periods and one additional eight-month renewal period.

The Company has used approximately $104.0 million of the $121.0 million total in fiscal 1998 and 1999.

The Company has spent approximately $15.7 million for net capital expenditures in fiscal 1999, primarily to purchase testing and process equipment. The Company has budgeted capital expenditures of approximately $29.0 million for fiscal 2000, some of which may be financed.

As of July 31, 1999, the Company had cash, cash equivalents, and marketable securities of $58.9 million, as compared to $100.3 million at July 31, 1998. The decrease in cash and cash equivalents is primarily due to the sharp drop in net income. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with other sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit (all of which was available at July 31, 1999), will provide adequate cash to fund its operations for at least the next twelve months. To the extent that such cash resources are insufficient to fund our activities, we would need to raise additional funds. There can be no assurance that we could obtain additional financing on reasonable terms or at all. If additional capital is raised through the sale of equity or debt securities, dilution to our stockholders could occur.

Cash Flows from Operations

Net cash used in operations for the fiscal year ended July 31, 1999 was $2.5 million. Net cash provided by operations for the fiscal years ended July 31, 1998 and 1997 was $13.5 million and $19.0 million, respectively.

Cash flows from operating activities in fiscal 1999 reflected net income of $1.0 million, depreciation and amortization of $13.0 million, and a decrease in assets of $10.5 million and liabilities of $27.1 million, including decreases in accruals and other liabilities of $20.3 million.

Cash flows from operating activities in fiscal 1998 primarily reflected net income of $46.8 million, depreciation and amortization of $9.0 million, and deferred taxes of $5.1 million, offset by increases in accounts receivable of $39.6 million, increases in factored accounts receivable of $11.4 million, increases in inventory of $18.9 million, and increases in other assets of $13.3 million.

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

Fluctuations in accounts receivable, inventory, and current liabilities for all of the above periods were caused primarily by the timing of system orders, the timing of revenue recognition, fluctuations in unit shipments, and the timing of payments to vendors. In fiscal 2000, there is risk that receivables could increase disproportionately to revenue, as well as adverse credit and collection experience for sales of laser direct imaging products, which is a new business for the Company. Inventories in fiscal 2000 could be adversely affected by the inability of the Company to achieve its expected unit sale volume, due to the same factors discussed under Revenue, above, coupled with the inability to cancel or delay orders for raw materials.

Prior to the shipment of a system, the Company generally receives payment for a portion of the system sales price. Such payments are generally received when the Company accepts an order and at various points while the system is being installed and thereafter. Therefore, the amount of customer advances at each reporting period fluctuates based on the number of systems that are on order, the timing of order acceptance, and the status of each system within the manufacturing cycle. Advances from customers decreased to $6.3 million at July 31, 1999 from $10.3 million at July 31, 1998. The backlog for products decreased to $77.0 million at July 31, 1999, from $128.8 million at July 31, 1998.

Cash Flows from Investing Activities

Net cash provided by investing activities for the fiscal year ended July 31, 1999 was $6.9 million. Net cash used in investing activities for the fiscal years ended July 31, 1998 and 1997 was $18.2 million and $40.4 million, respectively.

Cash flows from investing activities for fiscal 1999 consisted of net sales of marketable securities of $22.6 million and net capital expenditures of $15.7 million. The capital expenditures primarily related to the purchase of equipment and machinery.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the fiscal year ended July 31, 1999 was $23.3 million. Net cash provided by financing activities for the fiscal years ended July 31, 1998 and 1997 was $12.9 million and $33.5 million, respectively.

Cash flows from financing activities for fiscal 1999 primarily reflected payments of $11.4 million to a third-party financing intermediary and open market purchases of the Company's stock totaling $19.8 million, offset by proceeds from the issuance of Common Stock of $8.0 million.

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

During fiscal 1997, the Company repaid its outstanding term debt. In April 1997, the Company entered into an amendment to its existing credit agreement with ABN-AMRO Bank, N.V. to expand its $20.0 million revolving credit line expiring May 31, 1998 to a $50.0 million line of credit expiring May 31, 1999. In April 1998, the term of this credit line was extended to November 1999, and the covenants were revised to be substantially the same as those under the Hillsboro, Oregon lease agreement (see Note 8 to the Consolidated Financial Statements). In September 1998, the term of this credit line was further extended to November 2000. Indebtedness under the revolving credit facility and term note is unsecured and bears interest at the London Interbank Offered Rate (5.18% on July 31, 1999) plus 1.25%. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on incurring indebtedness, maintenance of minimum cash balances, and certain dividend restrictions. These covenants are substantially the same as those under the Hillsboro, Oregon lease agreement. On May 31, 1996, the Company drew down the $10.0 million term note to repay in full its senior secured notes, and in May 1997 repaid its term note in full. No prepayment penalties or debt issuance costs were incurred. No amounts have been drawn under the revolving credit facility. As of July 31, 1999, the Company was not in compliance with certain financial ratio covenants under its $50.0 million revolving credit line. The Company obtained a waiver letter from the lessor and lender for these covenants. In September 1999, the terms of the credit line and the lease facility were further amended to revise the affected covenants such that the Company is in compliance. The revised terms included an increase in the interest rate.

Other Factors Affecting Company Results

Fluctuations in Operating Results

Etec's operating results have historically fluctuated significantly from quarter to quarter and year to year. Our revenues in any quarter are highly dependent on a relatively small number of unit sales occurring during that quarter at relatively high prices. This causes unevenness in results of operations from quarter to quarter. For example, two system shipments planned for the second and third quarters of fiscal 1998 were delayed due to the failure of a critical subassembly and to a problem in meeting a specification. We instead shipped one of the systems in the third quarter and another system in the fourth quarter of fiscal 1998. These delays caused us to miss our revenue and earnings plan for the second quarter of fiscal 1998.

Installing and integrating maskmaking equipment requires a substantial investment by a customer. In addition, our systems typically have a lengthy sales cycle. Customers often require a significant number of product presentations and demonstrations. Substantial interaction with Etec's senior management is also required before reaching a sufficient level of confidence in a system's performance characteristics and compatibility with the customer's target applications to place an order. During the entire sales cycle, we may expend substantial funds and management time and effort with no assurance that a sale will result.

Based on our past experience, we believe that the following are among the principal factors that may cause fluctuations:

  the timing of significant orders

  order cancellations and shipment reschedulings
  unanticipated delays in design, engineering, or production or in customer acceptance of product shipments the cyclicality of the maskmaking and semiconductor industries the lengthy sales and production cycle for our products
  the mix of systems sold and the relative proportions of product revenues and service revenues

Other factors that could cause fluctuations include patterns of capital spending by our customers, pricing changes, the timing of product announcements or introductions by us or our competitors, the availability of components and subassemblies, expenses associated with acquisitions, disruption in operations due to an earthquake or other natural disaster, and exchange rate fluctuations.

It generally takes us about six months to manufacture a system. Because our backlog has decreased significantly from the end of fiscal 1998 to the end of the fiscal 1999, we may start manufacturing a system before we have a firm order for that system. If the anticipated order does not materialize and we have no other customer who wants that system, we have inventory exposure. This risk is of particular concern to us due to the lengthy sales cycle required to obtain an order for a system and the costs already expended to manufacture each system.

Given the extreme sensitivity of the securities markets to deviations from expected quarterly results, fluctuations in quarterly results such as those described above can result in high volatility of our stock price.

Cyclicality of the Maskmaking and Semiconductor Industries and Dependence on the Capital Spending Decisions of Customers

The Company's operating results depend on capital expenditures by maskmakers, which in turn depend on the current and anticipated demand for masks, integrated circuits made from masks, and products that use such integrated circuits. The overall semiconductor industry has been, and is likely to continue to be, cyclical with periods of oversupply. The Company experienced a significant downturn in demand for its products in fiscal 1999. Although the Company is optimistic that demand will improve as the semiconductor business improves, it is not certain that the level of demand will materially improve in fiscal 2000. Continual low demand for the Company's SPG product will materially adversely affect the Company's business, financial condition, and results of operations, and future downturns may have similar material adverse effects. In addition, due to changes in semiconductor manufacturing technology, the demand for maskmaking equipment has at times been depressed while the demand for semiconductor devices has remained strong. A downturn in demand for maskmaking equipment would have a material adverse effect on the Company's business, financial condition, and results of operations.

Damage to Manufacturing Facilities

The Company conducts all of its manufacturing activities for its core products at its leased facilities in Hayward, California and Hillsboro, Oregon. The Company's Hayward campus, which includes the corporate headquarters, is located in a seismically active area. Although the Company maintains business interruption insurance, a major catastrophe (such as an earthquake or other natural disaster) at the Hayward or Hillsboro sites could result in a prolonged interruption of the Company's business. All of the Company's MEBES electron-beam systems are produced in Hayward, and all of its ALTA laser-beam systems are produced in Hillsboro. Through the completion of the facilities expansions in Oregon and California, the Company is now capable of producing MEBES and ALTA systems in either location. However, such a change in production would cause delays and higher manufacturing costs.

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

In March 1997, the Company acquired Ebetech Electron Beam Technology GmbH, renamed Etec EBT. This subsidiary (which is part of Display Products Group) is engaged in the development of focused electron-beam test systems for flat panel displays. These products are currently in the preliminary development and marketing stage, and there can be no assurance that the Company will be able to introduce them successfully into the market.

In February 1996, the Company acquired Polyscan, Inc., a development-stage company based in Tucson, Arizona, that designs and develops laser direct imaging systems for printed circuit boards. Polyscan, Inc. has subsequently been merged into the Company's operations and has become the Company's Interconnect Products Group ( IPG ). IPG recognized revenue on one system in fiscal 1998 and four systems in fiscal 1999, and this unit has incurred losses since its inception. The Company expects that IPG will continue to incur losses for the foreseeable future. The Company has never operated in the market segments targeted by IPG.

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

International Sales and Operations

Sales to our customers in countries other than the United States accounted for 62%, 74%, and 72% of revenues in fiscal 1999, 1998, and 1997, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. Sales and operations outside of the United States are subject to certain inherent risks. These risks include:

  fluctuations in the value of the U.S. dollar relative to foreign currencies longer accounts receivable collection cycles
  tariffs, quotas, taxes, and other market barriers
  political and economic instability
  restrictions on the export or import of technology
  potentially limited intellectual property protection
  difficulties in staffing and managing international operations potentially adverse tax consequences

Any of these factors could adversely affect our business. In particular, although our international sales are primarily denominated in U.S. dollars, currency exchange fluctuations in countries where we do business, such as those experienced recently in certain Asian countries, could materially adversely affect our business.

Some of our products may not be sold outside of the United States except pursuant to an export license from the United States Department of Commerce. We have not experienced significant delays in obtaining such licenses, but future sales could be subject to delay due to export license or other regulatory requirements.

Year 2000 Readiness Disclosure

Computer programs and systems that make use of dates represented by only two digits (for example, 98 rather than 1998) may not operate properly after the year 2000. Two digit fields can cause problems with sorting, mathematical calculations, and comparisons when working with years outside the range of 1900 through 1999. The problem also potentially extends to any systems or devices that include embedded technology, such as microchips.

The Company has established a formal project with a project office and project team to address this issue and achieve Year 2000 (Y2K) Readiness. The Company has chosen the U.S. Government Accounting Office (GAO) Program Management Model, as modified, to manage and measure its progress. The project focuses on four key readiness areas: 1) Product readiness, addressing product functionality; 2) Supplier readiness, addressing the preparedness of our suppliers; 3) Internal infrastructure readiness, addressing mission-critical internal information technology (IT) and non-IT systems; 4) Customer readiness, addressing customer preparedness and the Company's customer support. For each readiness area, the Company is systematically performing an enterprise wide risk assessment, implementing the GAO Program Management Model as a project, and developing contingency plans to mitigate unknown risk. The Company is also communicating with its customers, suppliers, employees, and other third party business partners to reinforce awareness and to inform them of its progress toward Year 2000 Readiness. The Company is doing this through a variety of media. Etec's Y2K web site provides a comprehensive report on its efforts, the status of product testing and validation, and field implementation. As defined by Etec's Y2K Project, the Awareness and Assessment phases, representing 40% of the project effort, have been completed and the Renovation phase, representing 10% of the project effort, is now over 95% complete. The implementation phase is on schedule. The Company engaged a third party who assessed the comprehensiveness of the Company's Y2K effort and schedule.

Product Readiness.: A comprehensive set of tests was used to test all of Etec's products. This process provides a complete assessment of potential Y2K impacts and precludes inefficient use of resources that would result from the performance of individual customer test suites. Etec has performed its testing in accordance with International SEMATECH Year 2000 Test Scenarios guidelines. All of the Company's products have completed the renovation and validation phases. Field upgrades have already been released or are on schedule to be released through the period ending July 31, 1999. The Company is installing these upgrades in its customers' systems through its standard Service Update Plan Process. The upgrade schedule is determined by customer requirements. Approximately 90% of the required upgrades have been installed, validated, and tested, and the systems have received a Y2K readiness certification from Etec. The Company will offer all of its customers the opportunity to install this upgrade for any problems through the first calendar quarter of 2000.

Supplier Readiness.: This aspect of the program is focused on minimizing risk associated with the Company's suppliers in two areas: first, the supplier's capability to provide Y2K compliant products and second, the supplier's business capability to continue to provide the required products and services. We are using the International SEMATECH Year 2000 Readiness Supplier Questionnaire as an aid in assessing risk. A supplier action list and contingency plans have been developed based upon this assessment.

Internal Infrastructure Readiness.: The Company has completed an assessment of its IT and non-IT applications and its business processes. All applications and processes have already been made Y2K compliant.

The Company estimated that the total Y2K project costs would range from $5 to $8 million. Approximately 90% of these costs have been incurred, with the remainder expected to be spent over the next three fiscal quarters. The Company is continuing its assessment and developing alternatives, which will result in a further refinement of this estimate over time. There can be no assurance that this estimate will be sufficient or that actual costs will not differ materially from the current estimate.

Etec believes that its most reasonably likely worst case scenario would be the failure of services, supplies, or products provided by third parties. As the Company has little or no control over remediating the Y2K problems of third parties such as utilities, telecommunication providers, computer system and software suppliers, the risks are relatively more difficult to assess than with the Company's internal systems or its products. Third party failures could disrupt the Company's operations and could have a material adverse effect on its financial condition. Etec is not in a position to identify all possible scenarios, nor can it estimate the impact of such disruptions.

Various disclosures and announcements of the Company concerning its products and Y2K Readiness Program are intended to constitute "Year 2000 Readiness Disclosures " as defined in the Year 2000 Information and Readiness Disclosure Act.

Volatility of Stock Price

Since Etec's initial public offering in October 1995, the price of Etec Common Stock has fluctuated widely, with closing sales prices on the NASDAQ Stock Market ranging from $8.00 to $67.125. We believe that factors such as the risks described herein or other factors could cause the price of our Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of our Common Stock

Effects of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133, " is effective for all fiscal quarters and years beginning after June 15, 2000. The Company has not yet determined the effect of adopting SFAS 133, which will be effective for the Company's fiscal year 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of July 31, 1999, the Company's cash and investment portfolio included fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Foreign Currency Exchange Risk. The majority of the Company's sales are denominated in U.S. dollars and as a result, the Company has relatively little exposure to foreign currency exchange risk. However, the Company enters into forward exchange contracts to hedge certain intercompany exposures and other transactions denominated in foreign currencies. These forward exchange contracts are denominated in the same currency as the underlying transaction. The Company does not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates on the forward contracts would not have a material impact on the Company's future operating results or cash flows.

Item 8. Financial Statements and Supplementary Data

ETEC SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
ETEC SYSTEMS, INC.

Report of Independent Accountants.................................

Consolidated Balance Sheets at July 31, 1999 and 1998

Consolidated Statements of Income for the years ended July 31, 1999, 1998, and 1997

Consolidated Statements of Stockholders' Equity for the years ended July 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows for the years ended July 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements

Financial statement schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Etec Systems, Inc.

In our opinion, the consolidated financial statements listed in the Index appearing under Item 14(a)1 on page 3841 present fairly, in all material respects, the financial position of Etec Systems, Inc. and its subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

August 24, 1999

ETEC SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

                                                                July 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...........................     $44,849     $63,600
  Marketable securities...............................      14,075      36,689
  Accounts receivable, less allowance for
   doubtful accounts of $2,279 and $1,226.............      70,077      84,529
  Inventory...........................................      94,390      86,512
  Deferred tax assets.................................      17,644      17,902
  Other current assets................................       9,224      11,322
                                                         ----------  ----------
    Total current assets..............................     250,259     300,554
Property, plant, and equipment, net...................      50,532      48,970
Other assets..........................................       7,215       8,990
                                                         ----------  ----------
                                                          $308,006    $358,514
                                                         ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................     $19,736     $26,506
  Accrued and other liabilities.......................      34,176      60,804
  Taxes payable.......................................       8,192      18,132
                                                         ----------  ----------
    Total current liabilities.........................      62,104     105,442

Deferred gain on sale of asset........................       2,472       2,649
Other liabilities.....................................       4,774       3,754
                                                         ----------  ----------
    Total liabilities.................................      69,350     111,845
                                                         ----------  ----------
Commitments and Contingencies
Stockholders' equity:
  Preferred Stock, par value $0.01 per share;
   10,000,000 shares authorized; none
   outstanding........................................        --          --
  Common Stock, par value $0.01 per share;
   60,000,000 shares authorized;
   21,488,267 and 21,977,070 issued and outstanding...         215         220
  Warrants............................................         600         600
  Additional paid-in capital..........................     189,501     201,327
  Accumulated other comprehensive income..............       1,592      (1,200)
  Retained earnings...................................      46,748      45,722
                                                         ----------  ----------
    Total stockholders' equity........................     238,656     246,669
                                                         ----------  ----------
                                                          $308,006    $358,514
                                                         ==========  ==========

See the accompanying notes to these consolidated financial statements.

ETEC SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

                                                        Year Ended July 31,
                                                  -------------------------------
                                                    1999       1998       1997
                                                  ---------  ---------  ---------
Revenue:
  Products......................................  $194,050   $251,154   $206,561
  Services......................................    43,116     37,173     34,353
                                                  ---------  ---------  ---------
                                                   237,166    288,327    240,914
                                                  ---------  ---------  ---------
Cost of revenue:
  Cost of products..............................   102,884    106,585     98,416
  Cost of services..............................    36,906     28,585     25,871
                                                  ---------  ---------  ---------
                                                   139,790    135,170    124,287
                                                  ---------  ---------  ---------
Gross profit....................................    97,376    153,157    116,627
                                                  ---------  ---------  ---------
Operating expenses:
  Research, development, and engineering........    58,317     53,439     34,373
  Selling, general, and administrative..........    37,311     32,596     27,939
  Write-off of in-process technology acquired...        --         --      3,874
  Restructuring charges.........................     2,515         --         --
                                                  ---------  ---------  ---------
                                                    98,143     86,035     66,186
                                                  ---------  ---------  ---------
(Loss)/income from operations...................      (767)    67,122     50,441
Interest expense................................      (473)      (765)      (988)
Interest income and other, net..................     2,794      4,503      3,821
                                                  ---------  ---------  ---------
Income before income tax provision .............     1,554     70,860     53,274
Income tax provision ...........................       528     24,093     18,835
                                                  ---------  ---------  ---------
Net income......................................    $1,026    $46,767    $34,439
                                                  =========  =========  =========

Net income per share - basic ...................     $0.05      $2.13      $1.66
                                                  =========  =========  =========

Shares used in per-share calculation-basic......    21,431     21,922     20,746
                                                  =========  =========  =========

Net income per share - diluted .................     $0.05      $2.05      $1.57
                                                  =========  =========  =========

Shares used in per-share calculation-diluted....    21,952     22,789     22,003
                                                  =========  =========  =========

See the accompanying notes to these consolidated financial statements.

ETEC SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

                                                                                          Retained
                                                                             Accumulated  Earnings
                              Common Stock             Additional               Other     (Accumu-
                          ------------------            Paid-in     Notes    Comprehensive  lated
                            Shares    Amount Warrants   Capital   Receivable   Income     Deficit)    Total
                          ----------- ------ --------- ---------- ---------- ----------- ---------- ---------
Balance at July 31,
 1996...................  19,610,964   $196    $1,096   $149,875       ($17)       $211   ($35,484) $115,877
Stock offering..........   1,254,487     13       --      39,264        --          --          --    39,277
Payments on notes
 receivable.............        --       --       --         --         116         --          --       116
Issuance of notes
 receivable.............        --       --       --         --        (300)        --          --      (300)
Issuance under stock
 plans..................     633,921      6       --       2,908        --          --          --     2,914
Exercise of warrants....     180,264      2      (465)       683        --          --          --       220
Tax benefit of stock
 option transactions....        --       --       --       6,028        --          --          --     6,028
Components of comprehensive
income:
Cumulative translation
 adjustments............        --       --       --         --         --         (930)        --      (930)
Net income..............        --       --       --         --         --          --      34,439    34,439
                                                                                                    ---------
Total comprehensive income      --       --       --         --         --          --         --     33,509
                          ----------- ------ --------- ---------- ---------- ----------- ---------- ---------
Balance at July 31,
 1997...................  21,679,636    217       631    198,758       (201)       (719)    (1,045)  197,641
Payments on notes
 receivable.............        --       --       --         --         201         --          --       201
Issuance under stock
 plans..................     389,743      4       --       5,859        --          --          --     5,863
Exercise of warrants....      72,691      1       (31)        30        --          --          --       --
Shares repurchased......    (165,000)    (2)      --      (5,581)                                     (5,583)
Tax benefit of stock
 option transactions....        --       --       --       2,261        --          --          --     2,261
Components of comprehensive
income:
Cumulative translation
 adjustments............        --       --       --         --         --         (481)        --      (481)
Net income..............        --       --       --         --         --          --      46,767    46,767
                                                                                                    ---------
Total comprehensive income      --       --       --         --         --          --         --     46,286
                          ----------- ------ --------- ---------- ---------- ----------- ---------- ---------
Balance at July 31,
 1998...................  21,977,070    220       600    201,327        --       (1,200)    45,722   246,669
Issuance under stock
 plans..................     351,197      3       --       6,542        --          --          --     6,545
Shares repurchased......    (840,000)    (8)      --     (19,815)                                    (19,823)
Tax benefit of stock
 option transactions....        --       --       --       1,447        --          --          --     1,447
Components of comprehensive
income:
Cumulative translation
 adjustments............        --       --       --         --         --        2,792         --     2,792
Net income..............        --       --       --         --         --          --       1,026     1,026
                                                                                                    ---------
Total comprehensive income      --       --       --         --         --          --         --      3,818
                          ----------- ------ --------- ---------- ---------- ----------- ---------- ---------
Balance at July 31,
 1999...................  21,488,267   $215      $600   $189,501     $  --       $1,592    $46,748  $238,656
                          =========== ====== ========= ========== ========== =========== ========== =========

See the accompanying notes to these consolidated financial statements.

ETEC SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                        Year Ended July 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Cash flows from operating activities:
  Net income.....................................   $1,026   $46,767   $34,439
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
    Write-off of in-process technology acquired..      --        --      3,874
    Depreciation and amortization................   13,045     8,999     4,632
    Deferred taxes...............................      258     5,058     2,103
    Changes in assets and liabilities:
      Accounts receivable........................    6,012   (39,625)  (18,502)
      Factoring of accounts receivable ..........    8,440    11,400       --
      Inventory..................................   (7,878)  (18,928)  (14,911)
      Other assets...............................    3,696   (13,335)   (2,139)
      Accounts payable...........................   (6,770)    5,676     6,772
      Accrued and other liabilities..............  (20,317)    7,512     2,712
                                                  --------- --------- ---------
  Net cash (used in) provided by operating activit  (2,488)   13,524    18,980
                                                  --------- --------- ---------
Cash flows from investing activities:
  Capital expenditures for property and
   equipment, net................................  (15,677)  (26,765)  (27,075)
  New building construction costs................      --        --     (3,555)
  Sale/(purchase) of marketable securities, net..   22,614    (2,427)  (10,109)
  Payment for purchase of Ebetech, net of cash
   acquired......................................      --        --     (4,682)
  Proceeds from sale of facilities...............      --     11,000     5,000
                                                  --------- --------- ---------
  Net cash provided by (used in) investing
   activities....................................    6,937   (18,192)  (40,421)
                                                  --------- --------- ---------
Cash flows from financing activities:
  Repayment of debt and capital leases...........     (130)     (132)  (10,171)
  Net(repayment to)/financing from intermediary..  (11,380)   10,260     3,796
  Repurchase of warrants in connection with
   building financing............................      --        (31)   (2,633)
  Issuance of notes payable......................      --        --        500
  Issuance (payment) of notes receivable to
    stockholders.................................      --        201      (184)
  Repurchase of Common Stock                       (19,823)   (5,583)      --
  Proceeds from issuance of Common Stock.........    7,992     8,155    42,171
                                                  --------- --------- ---------
  Net cash (used in) provided by financing activit (23,341)   12,870    33,479
                                                  --------- --------- ---------
  Effect of exchange rate changes on cash........      141      (577)     (535)
                                                  --------- --------- ---------

  Net change in cash and cash equivalents........  (18,751)    7,625    11,503
  Cash and cash equivalents at beginning of
   the year......................................   63,600    55,975    44,472
                                                  --------- --------- ---------
  Cash and cash equivalents at the end of
   the year......................................  $44,849   $63,600   $55,975
                                                  ========= ========= =========
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for interest.......     $520      $697      $982
                                                  ========= ========= =========
  Cash paid during the period for income taxes...  $10,550    $5,263    $8,229
                                                  ========= ========= =========

See the accompanying notes to these consolidated financial statements.

ETEC SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Etec Systems, Inc. (the "Company ") designs, develops, manufactures, markets, and services electron-beam and laser-beam pattern generation equipment for the semiconductor and printed circuit board industries. The Company has operations in the United States, Japan, Korea, Taiwan, and Germany.

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

Management Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary materially from those estimates.

Revenue Recognition

Product revenue is generally recognized upon shipment. Billing takes place in accordance with the contract terms. Typically a portion of the total equipment sales price is billable at the time of taking the order, on customer's acceptance at the company's manufacturing facility, and on final acceptance at the customer's facility. A provision for installation costs and estimated future warranty costs is recorded at the time revenue is recognized. Revenue associated with retrofitting certain models is recognized upon completion of the retrofit. Service revenue is deferred and is recognized on a straight-line basis over the period of service.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

Property and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years for machinery and equipment. Assets held under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

Capitalization of Internal Use Software

The Company capitalizes certain costs related to the purchase and implementation of software for internal use, which include purchased software, consulting fees, and the use of certain specified Company resources. As of July 31, 1999 and 1998, $9.1 and $10.6 million of such costs, respectively, had been capitalized, net of accumulated depreciation.

Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. The Company is party to certain contracts that provide for partial funding of certain research, development and engineering costs. Amounts funded under these contracts are recognized as costs are incurred. These expenses, net of third -party funding under cooperative development agreements, were $58.3 million, $53.4 million, and $34.4 million for the years ended July 31, 1999, 1998, and 1997, respectively. Funding received under cooperative development contracts was $8.7 million, $6.1 million, and $2.0 million for the years ended July 31, 1999, 1998, and 1997, respectively.

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

Occasionally the Company is exposed to credit-related losses if factored receivables become uncollectible; however, collectibility issues are not expected with any outstanding factored customer balances because factoring is on a non-recourse basis. At July 31, 1999, no receivables were factored.

The Company's accounts receivable are derived primarily from sales to customers located in the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers. Additionally, prior to shipment of systems, the Company generally receives payment for a portion of the system sales price. Write-offs during the periods presented have been insignificant.

At July 31, 1999, receivables from four customers represented 23%, 15%, 14%, and 12%, respectively, of the Company's accounts receivable. At July 31, 1998, outstanding receivables from one customer represented 15% of the Company's accounts receivable.

Stock-Based Compensation

The Company has elected to follow the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees " (APB 25) and related interpretations in accounting for its employee stock options and stock purchase plan. Pro forma information regarding net income and net income per share is disclosed as required by the Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock- Based Compensation " (SFAS 123), which also requires that the information be determined as if the Company accounted for its stock-based compensation subsequent to July 31, 1995 under the fair value method of that statement.

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

For purposes of computing diluted net income per share, weighted average potential common shares do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. The number of shares excluded from the computation for fiscal 1999, 1998, and 1997 were 1,161,993, 262,700, and 702,060 at an average price of $35.26, $47.75, and $35.38, respectively.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133, " is effective for all fiscal quarters and years beginning after June 15, 2000. The Company has not yet determined the effect of adopting SFAS 133, which will be effective for the Company's fiscal year 2001.

NOTE 2- - CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

The Company has classified all investments as available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investment's cost and fair value is recorded as a separate component of stockholders' equity. Temporary differences between cost and fair value for the years ended July 31, 1999 and July 31, 1998 were not material.

Information about the types of cash equivalents and marketable securities held is as follows:

                                               Year Ended July 31,
                                             -------------------
                                               1999      1998
                                             --------- ---------
                                                 (in thousands)
Cash and cash equivalents:
  Cash ....................................   $11,853    $6,966
  Money market funds ......................    22,005    38,683
  Municipal obligations ...................    10,991    17,951
                                             --------- ---------
                                               44,849    63,600
                                             ========= =========
Marketable securities:
  Municipal obligations ...................    12,049    30,565
  Obligations of U.S. government agencies..     --        2,043
  Corporate debt securities ...............     2,026     4,081
                                             --------- ---------
                                               14,075    36,689
                                             ========= =========
                                              $58,924  $100,289
                                             ========= =========

Information about the contractual maturities of marketable securities at July 31, 1999 is as follows:

                                                       Due after
                                              Due in   one year
                                             one year   through
                                              or less  five years
                                             --------- ---------
                                                 (in thousands)

  Municipal obligations ...................    $5,801    $6,248
  Corporate debt securities ...............     2,026      --
                                             --------- ---------
                                               $7,827    $6,248
                                             ========= =========

NOTE 3-CERTAIN BALANCE SHEET COMPONENTS

                                               Year Ended July 31,
                                             -------------------
                                               1999      1998
                                             --------- ---------
                                                 (in thousands)
Inventory:
  Purchased parts........................     $21,208   $30,407
  Work-in-process........................      44,641    35,554
  Spares.................................      28,541    20,551
                                             --------- ---------
                                              $94,390   $86,512
                                             ========= =========
Property, plant, and equipment:
  Land and buildings.....................      $8,979    $9,882
  Machinery and equipment................      74,283    62,624
                                             --------- ---------
                                               83,262    72,506
Less accumulated depreciation............     (32,730)  (23,536)
                                             --------- ---------
                                              $50,532   $48,970
                                             ========= =========
Accrued and other liabilities:
  Customer advances......................      $6,299   $10,268
  Accrued employee costs.................       7,405    10,973
  Accrued warranty and installation......       7,380    11,220
  Payable to financing intermediary......       4,686    18,718
  Other accrued liabilities..............       8,406     9,625
                                             --------- ---------
                                              $34,176   $60,804
                                             ========= =========

NOTE 4-LONG-TERM DEBT

During fiscal 1997, the Company repaid its outstanding term debt. In April 1997, the Company entered into an amendment to its existing credit agreement with ABN-AMRO Bank, N.V. to expand its $20.0 million revolving credit line expiring May 31, 1998 to a $50.0 million line of credit expiring May 31, 1999. In April 1998, the term of this credit line was extended to November 1999, and the covenants were revised to be substantially the same as those under the Hillsboro, Oregon lease agreement (see Note 8). In September 1998, the term of this credit line was further extended to November 2000. Indebtedness under the revolving credit facility is unsecured and bears interest at the London Interbank Offered Rate (5.18% on July 31, 1999) plus 1.25%. The terms of the financing facility require the Company to comply with certain financial and restrictive covenants, including maintenance of certain financial ratios and minimum net worth criteria, restrictions on incurring indebtedness, and certain dividend restrictions. On May 31, 1996, the Company drew down the $10.0 million term note to repay in full its senior secured notes, and in May 1997 repaid its term note in full. No prepayment penalties or debt issuance costs were incurred. No amounts have been drawn under the revolving credit facility. At July 31, 1999, the Company was not in compliance with certain financial ratio covenants under its $50.0 million revolving credit line. The Company obtained a waiver letter from the lessor and lender for these covenants. In September 1999, the terms of the credit line and the lease facility were further amended to revise the affected covenants such that the Company is in compliance. The revised terms included an increase in the interest rate to the amount stated above.

NOTE 5-STOCKHOLDERS' EQUITY

Common and Preferred Stock

In December 1996, the Company completed a public offering of 5,029,916 shares of Common Stock, of which 500,000 shares were issued and sold by the Company and 4,529,916 shares were sold by stockholders. In December 1996, the underwriters of the public offering exercised their option to purchase an additional 754,487 shares of Common Stock from the Company. All of these shares were sold at $33.25 per share before deducting underwriting discounts and commissions. Net proceeds to the Company from the offering totaled approximately $39.3 million after deducting underwriting discounts and offering expenses.

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

In June 1998, the Board of Directors authorized the repurchase of up to $30 million of Common Stock. Shares may be repurchased at prevailing market prices from time to time. In fiscal 1998, the Company repurchased 165,000 shares of Common Stock for approximately $5.6 million at an average price of $33.84 per share. In fiscal 1999, the Company repurchased 840,000 shares of Common Stock for approximately $19.8 million at an average price of $23.57 per share.

NOTE 6-INCOME TAXES

The components of income before income tax provision and extraordinary items are as follows:

                                                   Year Ended July 31,
                                             -----------------------------
                                               1999      1998      1997
                                             --------- --------- ---------
                                                      (in thousands)
Domestic.................................     ($7,490)  $62,793   $49,604
Foreign..................................       9,044     8,067     3,670
                                             --------- --------- ---------
                                               $1,554   $70,860   $53,274
                                             ========= ========= =========

The components of the income tax provision (benefit) are as follows:

                                                   Year Ended July 31,
                                             -----------------------------
                                               1999      1998      1997
                                             --------- --------- ---------
                                                      (in thousands)
Current:
  Federal..................................   ($3,146)  $12,660    $9,906
  State....................................        45     1,248     1,869
  Foreign..................................     3,371     5,127     4,957
                                             --------- --------- ---------
                                                  270    19,035    16,732
                                             --------- --------- ---------
Deferred:
  Federal..................................       195     5,090     2,441
  State....................................      (627)      464       267
  Foreign..................................       690      (496)     (605)
                                             --------- --------- ---------
                                                  258     5,058     2,103
                                             --------- --------- ---------
Income tax provision.......................      $528   $24,093   $18,835
                                             ========= ========= =========

The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                   Year Ended July 31,
                                             -----------------------------
                                               1999      1998      1997
                                             --------- --------- ---------
                                                      (in thousands)
Income tax provision at U.S. statutory rate.     $544   $24,800   $18,646
State income taxes, net of federal income
 tax benefit................................       45     2,036     1,389
Credits ....................................   (1,094)   (4,762)     --
Purchase accounting non-taxable write-offs..     --        --       2,014
Foreign earnings taxed at higher rates......      969       720     2,349
Foreign sales corporation...................     --      (3,089)   (1,370)
Change in valuation allowance...........          372     3,034    (3,921)
Other.......................................     (308)    1,354      (272)
                                             --------- --------- ---------
  Total.....................................     $528   $24,093   $18,835
                                             ========= ========= =========

The components of deferred taxes are as follows:

                                                        Year Ended July 31,
                                                       -------------------
                                                         1999      1998
                                                       --------- ---------
                                                         (in thousands)
Current:
  Nondeductible accruals and reserves.............       $8,636   $14,656
  Uniform capitalization adjustment to inventory..          822     1,121
  Revenue recognized for tax return purposes and
   deferred for financial statements..............        1,022       806
  Net operating loss carryforwards................        3,333      --
  Other...........................................        4,979     2,390
  Valuation allowance.............................       (1,148)   (1,071)
                                                       --------- ---------
  Net current deferred tax asset..................       17,644    17,902
                                                       --------- ---------
Noncurrent:
  Deferred gain on sale of asset..................        1,234     1,129
  Other...........................................        2,237     2,047
  Valuation allowance.............................       (3,471)   (3,176)
                                                       --------- ---------
  Net noncurrent deferred tax asset...............         --        --
                                                       --------- ---------
  Net deferred tax asset..........................      $17,644   $17,902
                                                       ========= =========

The Company has included in its deferred tax assets a valuation allowance for the years ended July 31, 1999 and 1998 of $4.6 million and $4.2 million, respectively. The valuation allowance has been recorded against certain foreign deferred tax assets and certain noncurrent tax assets as the realizability is not assured at the balance sheet date.

NOTE 7-BENEFIT PLANS

Stock Option Plans

The Company grants options to employees and non- employee directors to purchase shares of its Common Stock. In December 1998, the Board of Directors and the shareholders approved 1,000,000 additional shares of common stock for issuance under the 1995 Omnibus Incentive Plan. As of July 31, 1999, the Company had an aggregate of 5,996,836 common shares reserved for issuance under its employee equity plans (Employee Plans). There were 578,847 shares available for grant under the Employee Plans as of July 31, 1999. Currently the only plan under which the Company grants options to employees is the 1995 Omnibus Incentive Plan. Options to non- employee directors are granted under the 1995 Directors' Plan (the Directors' Plan). As of July 31, 1999, the company had 150,000 shares of Common Stock reserved for issuance under the Directors' Plan, of which 40,000 shares were available for grant. All options granted under any of the plans have been for a term of 10ten years, with an exercise price equal to the fair market value of the shares on the date of grant of the option. For grants to employees, the vesting period has generally been 25% per year over the 4four years following the date of grant. Grants to directors vest over a period of between one and two years after the date of grant.

Following is a summary of the activities in the Employee and Directors' Plans for the past three years:

                                                            Weighted
                                                             Average
                                                Options     Exercise
                                              Outstanding     Price
                                              -----------  -----------
      Outstanding, July 31, 1996............   1,720,210        $7.71
        Granted.............................     888,964       $38.61
        Canceled............................    (148,637)       $9.15
        Exercised...........................    (565,854)       $2.59
                                              -----------
      Outstanding, July 31, 1997............   1,894,683       $23.30
        Granted.............................   1,134,116       $41.25
        Canceled............................     (55,935)      $29.31
        Exercised...........................    (289,188)       $9.32
                                              -----------
      Outstanding, July 31, 1998............   2,683,676       $32.26
        Granted.............................   1,188,560       $31.60
        Canceled............................    (235,452)      $40.76
        Exercised...........................    (221,101)      $12.08
                                              -----------
      Outstanding, July 31, 1999............   3,415,683       $33.04
                                              ===========

At July 31, 1999, 1998, and 1997, options were exercisable for 1,021,498 shares, 589,927 shares, and 345,773 shares, respectively.

Significant option groups outstanding at July 31, 1999, related weighted average exercise price per share of options granted, and contractual life information are as follows:

                         Options Outstanding             Options Exercisable
                  -----------------------------------  -----------------------
                   Weighted-
                    Average                 Weighted                 Weighted
                   Remaining                Average                  Average
Range of Exercise Contractual               Exercise                 Exercise
Prices per share  Life (Years)   Shares      Price        Shares      Price
----------------- ------------ ----------- ----------  ------------ ----------
$  0.01 -  $ 28.88       6.96     699,294     $16.62       399,991     $11.67
$ 29.00 -  $ 31.00       9.76     820,250     $29.57        14,676     $30.32
$ 31.07 -  $ 36.00       8.70     769,034     $34.29       196,975     $34.55
$ 36.25 -  $ 42.50       7.95     677,605     $41.20       306,047     $41.18
$ 42.75 -  $ 67.13       8.65     449,500     $50.50       103,809     $51.16
                               -----------             ------------

Total                           3,415,683                1,021,498
                               ===========             ============

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

The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                                  Year ended July 31,
                                             -----------------------------
                                               1999      1998      1997
                                             --------- --------- ---------

      Expected life.........................  5 years   5 years   5 years
      Risk-free interest rate...............      5.0%      5.6%      6.4%
      Volatility............................       60%       56%       53%
      Dividend yield........................      --        --        --

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 1999, 1998, and 1997 was $15.73, $19.37, and $17.44 per share subject to option, respectively.

Employee Stock Purchase Plan

Since July 1995, the Company has offered an Employee Stock Purchase Plan (ESPP) under which rights are granted to purchase shares of Common Stock at 85% of the lesser of the market value of such shares at the beginning of an eighteen18-month offering period or at the end of each six6- month segment within the offering period. Under the ESPP, the Company is authorized to grant options to purchase up to 500,000 shares of the Company's Common Stock. During fiscal 1999, 1998, and 1997, 130,311; 100,555; and 68,067 shares, respectively, were purchased at prices ranging from $8.57 to $34.21 per share. Shares available for future purchase under the ESPP totaled 163,325 at July 31, 1999.

The following weighted average assumptions are included in the estimated grant date fair value calculations under the ESPP:

                                               Year ended July 31,
                                             -----------------------------
                                               1999      1998      1997
                                             --------- --------- ---------
      Expected life......................... 0.5 years 0.5 years 0.5 years
      Risk-free interest rate...............      5.0%      5.6%      6.4%
      Volatility............................       60%       56%       53%
      Dividend yield........................      --        --        --

Compensation cost (included in pro forma net income and net income per share amounts only) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP was calculated using the Black-Scholes model. Included in the pro forma net income for fiscal 1999, 1998, and 1997 is compensation expense related to purchase rights granted during fiscal 1999. The weighted average estimated grant date fair value per share for rights granted under the ESPP, as defined by SFAS 123, for stock purchased under the ESPP during fiscal 1999, 1998, and 1997 was $10.87, $10.66, and $6.07 per share, respectively.

Pro Forma Results

Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and employee stock purchase plan, the pro forma effect on net income and net income per share would be as set forth below. These pro forma statements take into consideration pro forma compensation related only to grants made after December 15, 1995. Consequently, the pro forma effect on net income and net income per share for fiscal 1999, 1998, and 1997 is not necessarily representative of the pro forma effect on net income in future years.

Pro forma results for fiscal 1999, 1998, and 1997 are as follows:

                                              Year ended July 31,
                                             -----------------------------
                                               1999      1998      1997
                                             --------- --------- ---------
  (in thousands, except per share amounts)
  Pro forma net (loss) income................ ($9,803)  $38,403   $31,447
  Pro forma net (loss) income per share-basic  ($0.46)    $1.75     $1.52
  Pro forma net (loss) income per share-diluted($0.46)    $1.72     $1.49

401(k) Plan

On June 15, 1990, the Company adopted a 401(k) savings plan that covers all eligible employees. The Company contributed approximately $0.7 million, $0.5 million, and $0.4 million to the plan during the years ended July 31, 1999, 1998, and 1997, respectively.

NOTE 8-COMMITMENTS AND CONTINGENCIES

Leases

In November 1997, the Company completed the purchase of approximately 15.2 acres of land in Hillsboro, Oregon at a cost of approximately $2.4 million on which a new facility would be constructed. In December 1997, the Company entered into an agreement to lease the facility. The lessor of the buildings has committed to spend up to $60 million for construction and the Company will would act as construction agent for the lessor. As of July 31, 1999, the lessor of the buildings has spent $45.6 million for construction. The Company started to occupy the premises in May 1999, under an interim financing facility that will later convert to a lease. The lease term is expected to begin by the end of calendar year 1999 and end in November 2004. With the approval of the lessor, the Company may extend the lease term for up to three one-year periods. The Company has the option to purchase the facility at any time during the lease term at the lessor's capitalized cost. If the Company does not elect to purchase the property at the end of the lease term, the Company is required to guarantee the minimum residual value, not to exceed $49.8 million. Management believes that the contingent liability relating to this residual value guarantee does not currently have a material adverse effect on the Company's financial position or results of operations. The agreement also requires the Company to comply with certain financial covenants. At July 31, 1999, the Company was not in compliance with certain financial ratio covenants under this leasing agreement. The Company obtained a waiver letter from the lessor and lender for these covenants. In September 1999, the terms of the credit line and the lease facility were further amended to revise the affected covenants such that the Company is in compliance.

In February 1998, the Company entered into an agreement to amend the existing lease on its Hayward facilities to accommodate an expansion of production and research and development facilities and renovation of existing production facilities via construction lease allowances. As of July 31, 1999, the lessor of the facilities has spent $58.1 million on this expansion and renovation project. The lease amendment also included the leaseback of $11.0 million of building improvements on existing facilities sold to the lessor via the lease amendment. The initial term of the lease expires in May 2014 and, if not canceled by the Company, will be automatically extended for three five-year renewal periods and one additional eight-month renewal period. The agreement requires the Company to comply with certain financial covenants. As of July 31, 1999, the Company was in compliance with these covenants.

In addition to the leases discussed above, the Company leases certain other facilities and equipment under operating lease agreements. Rent expense under all operating leases for the years ended July 31, 1999, 1998, and 1997, was $11.4 million, $8.6 million, and $5.5 million, respectively. Future minimum lease commitments, excluding property taxes, maintenance, and insurance, under leases having initial or remaining terms in excess of one year are as follows (in thousands) for the fiscal years ending July 31:

      2000........................................      $18,424
      2001........................................       18,566
      2002........................................       16,232
      2003........................................       14,877
      2004........................................       14,168
      Thereafter..................................       88,781
                                                       ---------
                                                       $171,048
                                                       =========

Forward Exchange Contracts

The Company conducts business on a global basis in several major international currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into forward foreign exchange contracts to reduce certain currency exposures. These contracts hedge exposures associated with nonfunctional currency transactions, primarily denominated in Japanese currency. The Company does not enter into forward exchange contracts for trading purposes. Forward exchange contracts outstanding and their unrealized gains and losses as of July 31, 1999 are as follows:

                                             Notional  Notional  Unrealized
                                               value     value     gain/
                                             purchased   sold     (Loss)
                                             ------------------------------
                                                       (in thousands)
Japanese Yen................................. $16,815   ($3,887)    ($488)
German Deutsche Mark..........................          ($4,348)       $3
                                             ------------------------------
Total........................................ $16,815   ($8,235)    ($485)
                                             ========= ========= =========

NOTE 9-OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Etec adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, " in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for 1998 and 1997 is also presented in accordance with SFAS No. 131.

Etec designs, develops, manufactures, and markets patterning solutions that enable the production of semiconductor chips and printed circuit boards worldwide. Its products include electron- and laser-beam systems that produce high-precision masks, which are used to print circuit patterns onto semiconductor wafers, and laser direct imaging systems, which directly image patterns on printed circuit boards. Etec is organized into three product line operating segments: the Semiconductor Products Group, the Interconnect Products Group, and the Display Products Group.

The Semiconductor Products Group's products include MEBES electron beam systems and ALTA and CORE laser beam systems. Sales of Semiconductor Product Group products represented a majority of Etec's 1999 revenue and gross margin. The Interconnect Product Group makes and sells DigiRiteTM 2000 laser direct imaging systems. The Display Product Group is an emerging business, that does not currently generate any revenue. Their products are currently in the development stage, and there can be no assurance that the company will be able to introduce them successfully into the market.

Segment operating expenses and assets include those items that can be specifically identified with or reasonably allocated to a particular segment. Operating segments do not sell products to each other, and accordingly, there are no intersegment revenues to be reported.

Information on reportable segments for the three years ended July 31, 1999, 1998, and 1997 is as follows:

                                         SPG       IPG       DPG      TOTAL
                                      --------- --------- --------- ---------
                                                (in thousands)
Year Ended July 31, 1999
-------------------------
Revenue                               $234,316    $2,850     $--    $237,166
                                      ========= ========= ========= =========
Operating income (loss)                $15,851  ($13,044)  ($3,574)    ($767)
                                      ========= ========= ========= =========
Assets                                $293,170    $9,034    $5,802  $308,006
                                      ========= ========= ========= =========
Year Ended July 31, 1998
-------------------------
Revenue                               $287,627      $700     $--    $288,327
                                      ========= ========= ========= =========
Operating income (loss)                $81,654  ($12,528)  ($2,004)  $67,122
                                      ========= ========= ========= =========
Assets                                $349,344    $7,103    $2,067  $358,514
                                      ========= ========= ========= =========
Year Ended July 31, 1997
-------------------------
Revenue                               $240,914     $--       $--    $240,914
                                      ========= ========= ========= =========
Operating income (loss)                $62,266   ($7,414)  ($4,411)  $50,441
                                      ========= ========= ========= =========
Assets                                $273,778    $9,144    $1,621  $284,543
                                      ========= ========= ========= =========

The following is a summary of the Company's geographic operations:

                                       United               Other
                                       States     Japan     Asia     Europe     Total
                                      --------- --------- --------- --------- ---------
                                                         (in thousands)
Net revenues to unaffiliated
customers for the year ended:

  July 31, 1999 ..................     $89,610   $57,410   $53,697   $36,449  $237,166
                                      ========= ========= ========= ========= =========
  July 31, 1998 ..................     $74,565  $104,391   $65,286   $44,085  $288,327
                                      ========= ========= ========= ========= =========
  July 31, 1997 ..................     $67,991   $79,761   $52,507   $40,655  $240,914
                                      ========= ========= ========= ========= =========

Operating income(loss)for the
 year ended:

  July 31, 1999 ..................     ($9,962)   $7,526    $2,282     ($613)    ($767)
                                      ========= ========= ========= ========= =========
  July 31, 1998 ..................     $59,014    $6,422    $1,687       ($1)  $67,122
                                      ========= ========= ========= ========= =========
  July 31, 1997 ..................     $45,430    $6,087    $1,560   ($2,636)  $50,441
                                      ========= ========= ========= ========= =========

Identifiable assets at:

  July 31, 1999 ..................    $262,299   $35,475    $5,400    $4,832  $308,006
                                      ========= ========= ========= ========= =========
  July 31, 1998 ..................    $312,978   $40,965    $4,245      $326  $358,514
                                      ========= ========= ========= ========= =========

Export sales of products shipped from the United States, which are included in the revenues of the Japan, Other Asia, and Europe segments shown above, were $91.1 million, $176.2 million, and $138.5 million for the years ended July 31, 1999, 1998, and 1997, respectively.

                                          Year Ended July 31,
                                      -----------------------------
                                        1999      1998      1997
                                      --------- --------- ---------
 Customers comprising 10% or more
  of the Company's total revenue
  for the periods indicated:
  DuPont Photomask, Inc...............      15%        7%       16%
  Dai Nippon Printing Company Limited.       4%       17%        6%
  Photronics Inc......................      17%        6%       14%

NOTE 10-ACQUISITION

Ebetech

In the third quarter of fiscal 1997, the Company's wholly owned subsidiary, Etec Systems GmbH, acquired substantially all of the assets, properties, and business of Ebetech Electron Beam Technology GmbH ("Ebetech," which was subsequently renamed "Etec EBT" and is part of the Company's Display Products Group) from VCB (the Venture Capital Company of Siemens AG), MRS Technology, Inc., and a group of founding employees in exchange for $4.7 million, net of cash acquired, and the issuance of a note payable of $0.5 million. The allocation of the Company's purchase price to tangible and identifiable intangible assets and liabilities assumed was as follows (in thousands):

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

Pro Forma Results of the Acquisition

The operating results of the acquisition of Ebetech is included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the Ebetech acquisition had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments. Additionally, the fiscal 1997 pro forma information excludes the $3.9 million write-offs of in-process technology acquired. Ebetech results of operations included in the pro forma presentation for fiscal 1997 are for July 31, 1996 to July 31, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions taken place at the beginning of the periods presented or of the results that may occur in the future.

                                                   Year
                                                  Ended
                                                July 31,
                                                  1997
                                                ---------
                                                (Unaudited)

  Net income(in thousands) .............         $38,171
  Net income per share-basic............           $1.84
  Net income per share-diluted..........           $1.73

NOTE 11-RESTRUCTURING AND OTHER CHARGES

During fiscal year 1999, management implemented a plan to respond to the industry downturn adversely affecting the Company's business by restructuring certain operating activities. Accordingly, the Company recorded pretax restructuring and other charges of $12.2 million. The components of these charges are as follows:

                                      Year Ended
                                      07/31/99
                                      ---------
                                      (in thousands)
  Inventory reserves........            $8,272
  Restructuring.............             2,515
  Other.....................             1,415
                                      ---------
  Total.....................           $12,202
                                      =========

Inventory Reserves

The Company's policy is to reserve against inventory in excess of that needed over a period deemed short enough to assure management that the inventory is usable and not obsolete. During fiscal year 1999, the Company recorded additional provisions for inventory reserves of $8.3 million primarily as a result of shorter manufacturing cycle times, decreased order visibility, and a reduced planning horizon caused by reduced backlog. Each of these factors either shortened the period over which the Company feels confident that inventory will be usable, or reduced the amount of inventory that the Company forecasts as needed over the period. The charges for additional inventory reserves are included in cost of sales.

Restructuring

The Company recorded restructuring charges totaling $2.5 million in the quarter ended April 30, 1999. The restructuring charges comprised mainly severance costs related to the involuntary termination of 91 employees, of whom 73 were based in Hayward, 12 in Oregon, and 6 in France. These charges also include facility costs arising from the consolidation of the Company's European and Oregon operations.

The following table shows the components of the restructuring charge recorded in the year ended July 31, 1999:

                                         Year Ended
                                        July 31, 1999     Balance at
                                      --------------------   July 31,
                                      Provision  Incurred   1999
                                      --------- --------- ----------
                                                (in thousands)

  Severance and benefits..............  $1,593    $1,189      $404
  Facilities closure costs and other..     922       460       462
                                      ------------------------------
  Total...............................  $2,515    $1,649      $866
                                      ========= ========= =========

Cash outlays were primarily made for severance and benefit costs. The Company expects to incur approximately $0.9 million of cash expenditures during the next twelve 12 months. The balance due for severance and benefits at July 31, 1999 primarily relates to amounts due to French employees.

Other

Other charges of $1.4 million principally consist of additional reserves taken against accounts receivable, arising from management's assessment of the collectability of all outstanding balances in the context of the general industry downturn. This charge was included in selling, general and administrative expenses.

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                      JULY      APRIL     JAN.      OCT.      JULY      APRIL     JAN.      OCT.
                       31,       30,       31,       31,       31,       30,       31,       31,
                      1999      1999      1999      1998      1998      1998      1998      1997
                    --------- --------- --------- --------- --------- --------- --------- ---------
                                                (in thousands, except per share amounts)

Revenue............. $48,047   $57,185   $53,036   $78,898   $87,766   $70,028   $62,168   $68,365
Gross profit........ $15,576   $17,055   $25,048   $39,697   $50,196   $35,750   $33,677   $33,534
(Loss)/income
 from operatons..... ($6,578) ($10,050)   $2,286   $13,575   $26,284   $15,332   $12,026   $13,480
Net (loss)/income... ($3,936)  ($6,160)   $1,673    $9,449   $18,214   $10,674    $8,651    $9,228
Net (loss)/income
 per share - basic..  ($0.18)   ($0.29)    $0.08     $0.44     $0.83     $0.49     $0.39     $0.42
Net (loss)/income
 per share - diluted  ($0.18)   ($0.29)    $0.08     $0.43     $0.80     $0.47     $0.38     $0.41

Fiscal 1999 Results

Third quarter fiscal 1999 net loss reflects the inclusion of $12.2 million of restructuring and other charges, comprising $8.3 million of additional inventory reserves, $2.5 million of restructuring charges, and $1.4 million of other charges.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days of fiscal 1999 year end.

Item 10. Directors and Executive Officers of the Registrant.

Information relating to Directors required by this section is incorporated by reference from the information in the section entitled, "Election of Directors-Nominees " in the Proxy Statement. Information with respect to executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated by reference into this Part III, Item 10.

Item 405 of Regulation S-K calls for disclosure of any known failure to file or late filing by an insider of a report required by Section 16 of the Securities Exchange Act of 1934. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance " in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this section is incorporated herein by reference from the information in the sections entitled "Election of Directors- - Directors' Compensation " and "Executive Compensation " in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management " in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this section is incorporated by reference from the information in the section entitled "Certain Transactions " in the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements-See Index to Consolidated Financial Statements at page 20 of this Form 10-K.

2. Financial Statement Schedules-All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

3. Exhibits-See Index to Exhibits at page 43 of this Form 10- K.

(b) Reports on Form 8-K-No reports on Form 8-K have been filed during the fourth quarter of fiscal 1999.

INDEX TO EXHIBITS

Exhibit
Number                                  Description
------- --------  -------------------------------------------------------
 2.1      (5)     Share Purchase Agreement dated March 13/14, 1997 by and
                  between Registrant, SXR-2 Vermogensverwaltungsgesellschaft
                  GmbH, Ebetech Electron-Beam Technology Vertiebs GmbH and
                  the Selling Shareholders named therein.

 3.1      (4)     Eighth Amended and Restated Articles of Incorporation.

 3.2      (6)     Certificate of Amendment to Articles of Incorporation filed with the Registrant 10Q for the quarter ended January 31,
                  1998, dated December 2, 1997.

 3.3      (9)     Amended and Restated By-Laws of the Registrant dated
                  September 9, 1998

 4.1      (1)     Series C Shareholders' Rights Agreement by and among the
                  Registrant and Certain Former Holders of Capital Stock of
                  ATEQ Corporation and Warrants to Purchase Capital Stock of
                  ATEQ Corporation dated as of November 8, 1991, as amended
                  December 1991 and January 14, 1994.

 4.2      (3)     Investor Agreement dated June 28, 1996 by and among the
                  Registrant and Intel Corporation.

 4.3      (4)     Rights Agreement, dated as of January 15, 1997, by and
                  between Registrant and Bank of Boston, Rights Agent.

 10.1     (1),+   1990 Stock Plan of Registrant

 10.2     (1),+   1990 Executive Stock Plan of Registrant

 10.3     (1),+   1994 Employee Stock Option Plan of Registrant

 10.4     (1),+   1995 Employee Stock Purchase Plan of Registrant

 10.5     (1),+   1995 Directors' Stock Option Plan of Registrant

 10.6     (1),*   MEBES Information Agreement dated October 1, 1975 between
                  Western Electric Company, Inc. and the Registrant, as amended
                  April 1, 1976, August 3, 1976, July 1, 1980, November 22, 1983
                  and December 20, 1983.

 10.7     (1)     Consent to Assignment by AT&T to assignment by Perkin-Elmer to Etec of the EBES Information Agreement dated October 1,
                  1975 between Western Electric Company, Inc. and the Registrant.

 10.8     (1),+   Agreement on Officer's Retirement between the Registrant
                  and John Suzuki dated as of January 25, 1994.

 10.9     (1),+   Form of Indemnity Agreements

 10.10    (2)     Credit Agreement among Registrant and the Lenders named
                  therein and ABN-AMRO Bank, N.V. as agent for Lenders, dated
                  May 24, 1996.

 10.11    (1)     Amendment and Assumption Agreement dated May 14, 1992 by
                  and between the Registrant, SEMATECH, INC. and ATEQ
                  Corporation.

 10.12    (4)     Amended and Restated Lease Agreement, dated January 31,
                  1997, by and between Registrant and ESI(CA) QRS 12-6, Inc.

 10.13    (5)     First Amendment to Credit Agreement dated April 23, 1997 by and between Registrant, the Lenders named therein, and
                  ABN-AMRO Bank, N.V. amending Credit Agreement dated May 24,
                  1996.

 10.14    (6)     Lease Agreement by and between Registrant and Lease Plan
                  North America and the Participants Named Therein and ABN
                  Amro N.V. dated December 5, 1997.

 10.15    (6)     Participation Agreement by and between the Registrant
                  and Lease Plan North America, Inc. and the Participants
                  named herein and ABN Amro Bank N.V., as Agent for the
                  Participants dated December 5, 1997.

 10.16    (7)     Second Amended and Restated Lease Agreement by and between
                  ET LLC, a Delaware limited liability company d/b/a ET QRS
                  LLC as Landlord and the Registrant as Tenant of  the Hayward,
                  California premises dated February 2, 1998.

 10.17    (7)     First Amendment to Second Amended and Restated Lease
                  Agreement by and between ET LLC, a Delaware limited
                  liability company d/b/a ET QRS LLC as Landlord and
                  the Registrant, as Tenant of the Hayward, California
                  premises dated March 31, 1998.

 10.18    (7)     Second Amendment to Second Amended and Restated Lease
                  Agreement by and between ET LLC, a Delaware limited
                  liability company d/b/a ET QRS LLC as Landlord and the
                  Registrant, as Tenant of the Hayward, California premises
                  dated May 8, 1998.

 10.19    (7)     Second Amendment to Credit Agreement between the Registrant each of the financial institutions currently a party
                  to the Credit Agreement, and ABN Amro Bank N.V.

 10.20    (8),+   Employment Agreement between Registrant and Stephen E. Cooper dated December 3, 1992.

 10.21    (8),+   Employment Agreement between Registrant and Trisha Dohren
                  dated August 8, 1993.

 10.22    (9)     Amendment dated September 29, 1998 to Participation Agreement
                  (Tranche A) by and between the Registrant, and Lease Plan North
                  America, Inc. and the Participants named herein and ABN Amro
                  Bank N.V., as Agent for the Participants dated December 5,
                  1997.

 10.23    (9)     Amendment dated September 29, 1998 to Credit Agreement
                  among Registrant, and the Lender named therein and ABN AMRO
                  Bank N.V., as Agent for Lenders, dated May 24, 1996.

 10.24            Fourth Amendment to Credit Agreement dated September 30, 1999 by and between Registrant, the Lenders named therein, and ABN
                  AMRO Bank N.V., as agent for the Lenders, the Credit Agreement dated May 24, 1996.

 10.25            Fifth Amendment to Participation Agreement dated September 30,
                  1999 by and between Registrant, and Lease Plan North America,
                  Inc. and the Participants named therein and ABN AMRO Bank N.V., as agent for the Participants, Participation Agreement dated
                  December 5, 1997.

 10.26            1995 Omnibus Incentive Plan of Registrant as amended and restated
                  effective December 8, 1998.

 10.27            Third Amendment to Second Amended and Restated Lease Agreement by
                  and between ET LLC, a Delaware limited liability company d/b/a ET
                  QRS LLC as landlord and the Registrant, as Tenant of the Hayward,
                  California premises dated February, 1999.

 10.28            Fourth Amendment to second Amended and Restated Lease Agreement by and between ET LLC. a Delaware limited liability company d/b/a ET
                  QRS LLC as landlord and the Registrant, as Tenant of the Hayward,
                  California premises dated September 23, 1999.

    21            List of Subsidiaries

    23            Consent of PricewaterhouseCoopers LLP

    24            Power of Attorney

    27            Financial Data Schedule

---------
(1)  Incorporated herein by reference to Registrant's Registration Statement on Form S-1(File No. 33-95648).
(2)  Incorporated herein by reference to Registrant's Registration Statement on Form S-1 (File No. 333-04363).
(3)  Incorporated herein by reference to exhibit filed with
     Registrant's Annual Report on Form 10-K for the year ended July 31, 1996.
(4)  Incorporated herein by reference to exhibits filed with Registrant's
     Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.
(5)  Incorporated herein by reference to exhibits filed with
     Registrant's Quarterly Report on Form 10-Q for the quarter ended
     May 2, 1997.
(6)  Incorporated herein by reference to exhibits filed with Registrant's
     Quarterly Report on Form 10-Q for the quarter ended January 31, 1998.
(7)  Incorporated herein by reference to exhibits filed with Registrant's
     Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.
(8)  Incorporated herein by reference to exhibits filed with Registrant's
     Annual Report on  Form 10-K for the year  ended July  31, 1998.
(9)  Incorporated herein by reference to exhibits filed with Registrant's
     Quarterly Report on  Form 10-Q for the quarter  ended October 31, 1998.

 *   Confidential treatment has been previously granted.
 +   Denotes a management contract or compensatory plan or arrangement.