Form 10-Q
period 1999-10-31
ETEC SYSTEMS INC
filed 1999-12-06
CIK 851397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-26968

ETEC SYSTEMS, INC.
(Exact name of Registrant as specified in its Charter)

Nevada	94-3094580
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

26460 Corporate Avenue, Hayward, California    94545
(Address of Principal Executive Offices including Zip Code)

(510)783-9210
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

21,570,604 shares of Common Stock were outstanding as of December 1, 1999.

ETEC SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets -- July 31, 1999 and October 31, 1999

  Consolidated Statements of Income -- Three Months ended October 31, 1998 and 1999

  Consolidated Statements of Cash Flows -- Three Months ended October 31, 1998 and 1999

  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Certain Factors that May Affect Future Results

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Not Applicable

Item 3: Defaults Upon Senior Securities

Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5: Other Information

Not Applicable

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

Part 1. Financial Information

Item 1. Consolidated Financial Statements

ETEC SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

                                                        July 31,    October 31,
                                                         1999          1999
                                                     ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents..........................      $44,849       $51,673
Marketable securities..............................       14,075        11,531
Accounts receivable, less allowance for
 doubtful accounts of $2,279 and $1,192............       70,077        68,814
Inventory..........................................       94,390        94,371
Deferred tax assets................................       17,644        17,644
Other current assets...............................        9,224        14,304
                                                     ------------  ------------
 Total current assets..............................      250,259       258,337
Property, plant and equipment, net.................       50,532        52,992
Other assets.......................................        7,215         6,460
                                                     ------------  ------------
                                                        $308,006      $317,789
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................      $19,736       $27,075
Accrued and other liabilities......................       34,176        38,035
Taxes payable......................................        8,192         7,091
                                                     ------------  ------------
 Total current liabilities.........................       62,104        72,201
Deferred gain on sale of asset.....................        2,472         2,428
Other liabilities..................................        4,774         4,226
                                                     ------------  ------------
 Total liabilities.................................       69,350        78,855
                                                     ------------  ------------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $0.01 per share;
 10,000,000 shares authorized; none outstanding....         --            --
Common Stock, par value $0.01 per share;
 60,000,000 shares authorized; 21,488,267 and
 21,555,584 issued and outstanding.................          215           216
Warrants...........................................          600           600
Additional paid-in capital.........................      189,501       191,311
Cumulative translation adjustments.................        1,592           767
Retained earnings .................................       46,748        46,040
                                                     ------------  ------------
 Total stockholders' equity........................      238,656       238,934
                                                     ------------  ------------
                                                        $308,006      $317,789
                                                     ============  ============

See the accompanying notes to these consolidated financial statements.

ETEC SYSTEMS, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

                                         Three Months Ended
                                            October 31,
                                        -------------------
                                            1998      1999
                                        --------- ---------
Revenue:
  Products...........................    $68,829   $43,305
  Services...........................     10,069    13,422
                                        --------- ---------
                                          78,898    56,727
                                        --------- ---------
Cost of revenue:
  Products...........................     31,194    22,312
  Services...........................      8,007    11,818
                                        --------- ---------
                                          39,201    34,130
                                        --------- ---------
Gross profit.........................     39,697    22,597
                                        --------- ---------
Operating expenses:
  Research, development and
   engineering.......................     17,132    15,096
  Selling, general and
   administrative....................      8,990     8,904

                                        --------- ---------
                                          26,122    24,000
                                        --------- ---------
Income/(loss) from operations........     13,575    (1,403)
Interest expense.....................       (153)      (80)
Interest income and other, net.......        894       426
                                        --------- ---------
Income/(loss) before income tax
   provision (benefit)...............     14,316    (1,057)
Income tax provision/(benefit).......      4,867      (349)
                                        --------- ---------
Net income/(loss)....................     $9,449     $(708)
                                        ========= =========

Net income/(loss) per share - basic..      $0.44    $(0.03)
                                        ========= =========

Shares used in per-share
  calculation - basic................     21,699    21,525
                                        ========= =========

Net income/(loss)
 per share - diluted.................      $0.43    $(0.03)
                                        ========= =========

Shares used in per-share
  calculation - diluted..............     22,174    21,525
                                        ========= =========

See the accompanying notes to these consolidated financial statements.

ETEC SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Three Months Ended
                                                               October 31,
                                                          ---------------------
                                                              1998       1999
                                                          ---------- ----------
Cash flows from operating activities:
Net income/(loss)........................................    $9,449      $(708)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..........................     3,771      3,387
  Changes in assets and liabilities:
  Accounts receivable....................................    11,253      1,263
  Inventory..............................................      (505)        19
  Other assets...........................................     2,634     (4,369)
  Accounts payable.......................................    (3,276)     7,339
  Accrued and other liabilities..........................    (1,367)     6,897
                                                          ---------- ----------
    Net cash provided by operating activities............    21,959     13,828
                                                          ---------- ----------
Cash flows from investing activities:
  (Purchases)/sales of marketable securities, net........      (521)     2,544
  Capital expenditures for property and equipment, net...    (4,360)    (5,847)
                                                          ---------- ----------
    Net cash used in investing activities................    (4,881)    (3,303)
                                                          ---------- ----------
Cash flows from financing activities:
  Repayment of debt and capital leases...................       (37)        --
  Repayment to intermediary..............................   (13,751)    (5,721)
  Repurchase of Common Stock ............................   (19,823)        --
  Proceeds from issuance of Common Stock.................       143      1,811
                                                          ---------- ----------
    Net cash used in  financing activities...............   (33,468)    (3,910)
                                                          ---------- ----------

Effect of exchange rate changes on cash..................      (148)       209
                                                          ---------- ----------
Net change in cash and cash equivalents..................   (16,538)     6,824
Cash and cash equivalents at the beginning
  of the period..........................................    63,600     44,849
                                                          ---------- ----------
Cash and cash equivalents at the end of the period.......   $47,062    $51,673
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest.................      $191        $81
                                                          ========== ==========

Cash paid during the period for income taxes.............    $7,444       $654
                                                          ========== ==========

See the accompanying notes to these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

In the opinion of Etec's management, the accompanying unaudited balance sheets and related interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for inventory and bad debts. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Etec Systems, Inc. 1999 Form 10-K.

The Company operates on a 52-week calendar. For clarity fiscal periods are reported on a calendar month end.

Net Income Per Share

Basic net income/(loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed on the basis of the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net income/(loss) has not been adjusted for any period presented for purposes of computing basic and diluted net income/(loss) per share. Due to the net loss for the three months ended October 31, 1999, common stock equivalents outstanding of 641,029 are considered anti-dilutive and excluded from the calculation of net loss per share-diluted.

For purposes of computing diluted net income/(loss) per share, weighted average potential common shares do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. The number of shares excluded from the computation for the respective quarters ended October 31, 1998 and 1999 were 1,944,375 and 1,014,673 shares at an average exercise price of $29.15 and $46.35, respectively.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. It supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133," is effective for all fiscal quarters and years beginning June 15, 2000. The Company has not yet determined the effect of adopting SFAS 133, which will be effective for the Company's fiscal year 2001.

NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid debt instruments having a maturity of three months or less to be cash equivalents.

The Company has classified all investments as available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investment's cost and fair value is recorded as a separate component of stockholders' equity. At October 31, 1999, these available for sale securities totaling approximately $20.1 million were included in cash and cash equivalents or marketable securities. The investment portfolio at October 31, 1999 is comprised of money market funds, corporate debentures, and municipal obligations. Temporary differences between cost and fair value at July 31, 1999 and October 31, 1999 were not material.

NOTE 3 - INVENTORY

                                              July 31,     October 31,
                                                1999         1999
                                             -----------  -----------
                                                  (in thousands)

  Purchased parts....................           $21,208      $20,873
  Work-in-process....................            44,641       46,553
  Spares.............................            28,541       26,945
                                             -----------  -----------
                                                $94,390      $94,371
                                             ===========  ===========

NOTE 4 - INCOME TAXES

The Company recorded a provision of $4.9 million and a benefit of $0.3 million for income taxes for the three months ended October 31, 1998 and 1999, respectively. The Company's benefit for income taxes for the three months ended October 31, 1999 reflects the tax benefit expected to be realized during the year or recognized as a deferred tax asset at the end of the year. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

NOTE 5 - COMPREHENSIVE INCOME

As of the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires that unrealized gains or losses on investments and foreign currency translation adjustments be included in other comprehensive income. The components of comprehensive income are as follows (in thousands):

                                   Three Months Ended
                                       October 31,
                                ------------------------
                                   1998         1999
                                -----------  -----------

  Net income/(loss).........        $9,449        $(708)
  Change in cumulative
   translation adjustments..         1,217         (825)
                                -----------  -----------
  Total comprehensive
   income/(loss).............      $10,666      $(1,533)
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

NOTE 7 - OPERATING SEGMENT

Etec adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

Etec designs, develops, manufactures, and markets patterning solutions that enable the production of semiconductor chips and printed circuit boards worldwide. Its products include electron- and laser-beam systems that produce high-precision masks, which are used to print circuit patterns onto semiconductor wafers, and laser direct imaging systems, which directly image patterns on printed circuit boards. Etec is organized into three product line operating segments: the Semiconductor Products Group ("SPG"), the Interconnect Products Group ("IPG"), and the Display Products Group ("DPG").

SPG's products include MEBES electron beam systems, and ALTA and CORE laser beam systems. Sales of SPG products represented a majority of Etec's revenue and gross margin. IPG makes and sells DigiRiteTM 2000 laser direct imaging systems. DPG is a development stage business and there can be no assurance that the Company will be able to introduce its products successfully into the market.

Segment operating expenses and assets include those items that can be specifically identified with or reasonably allocated to a particular segment. Operating segments do not sell products to each other, and accordingly, there are no intersegment revenues to be reported.

Information on reportable segments for the three months ended October 31, 1998 and 1999 are as follows (in thousands):

                                    SPG          IPG          DPG         Total
                                -----------  -----------  -----------  -----------

Three months ended October 31,
  1998:
Revenue....................        $78,898          --           --       $78,898
Operating income/(loss)....        $17,311      $(2,955)       $(781)     $13,575
Assets.....................       $318,853       $8,772       $3,515     $331,140

Three months ended October 31,
  1999:
Revenue....................        $56,089         $638          --       $56,727
Operating income/(loss)....         $2,691      $(3,289)       $(805)     $(1,403)
Assets.....................       $304,113      $11,552       $2,124     $317,789

NOTE 8 - RESTRUCTURING

The Company recorded restructuring charges totaling $2.5 million in the quarter ended April 30, 1999. The restructuring charges comprise mainly severance costs related to the involuntary termination of 91 employees, of which 73 were based in Hayward, 12 in Oregon and 6 in France. These charges also include facility costs arising from the consolidation of the Company's European and Oregon operations.

The following table shows the components of the restructuring charge recorded in the fiscal year ended July 31, 1999 and the three months ended October 31, 1999 (in thousands):

                                 Provision    Incurred                  Incurred
                                Fiscal Year  Fiscal Year     Balance   Three Months   Balance
                                   Ended        Ended          at         Ended         at
                                 July 31,     July 31,     July 31,    October 31,  October 31,
                                   1999         1999         1999         1999         1999
                                -----------  -----------  -----------  -----------  ----------

  Severance and benefits....        $1,593       $1,189         $404         $226        $178
  Facilities closure costs
   and other................           922          460          462          235         227
                                -----------  -----------  -----------  -----------  ----------
  Total.....................        $2,515       $1,649         $866         $461        $405
                                ===========  ===========  ===========  ===========  ==========

Cash outlays were primarily made for severance and benefit costs. The balance due for severance and benefits at October 31, 1999 primarily relates to amounts due to French employees.

ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A. Results of Operations

Quarters Ended October 31, 1998 and October 31, 1999

Revenue. Revenues comprise primarily sales of the Company's MEBES, CORE, and ALTA mask pattern generation systems, accessories and upgrades, and the provision of technical support, maintenance and other services on such products. Product revenue, as a percentage of total revenue, decreased from 87% in the quarter ended October 31, 1998 to 76% in the quarter ended October 31, 1999, while service revenues increased from 13% to 24% of total revenue over the same period. Product sales volume decreases have been the principal factor in Etec's revenue reduction. The Company recognized revenue on four SPG systems and one IPG system in the quarter ended October 31, 1999 compared to seven SPG systems in the quarter ended October 31, 1998. The Company derives most of its revenues from the sale of a small number of systems and upgrades. As such, any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on the Company's consolidated results of operations in a particular period.

Product revenue decreased 37% to $43.3 million from $68.8 million for the quarters ended October 31, 1999 and 1998, respectively. This decrease primarily reflects a lower demand for mask pattern generation systems as many of the Company's customers have continued to rely on older generation technology, and delayed purchases of new equipment. This decrease in SPG shipments was partially mitigated by higher average sales prices.

Service revenue increased 33% to $13.4 million from $10.1 million for the quarters ended October 31, 1999 and 1998, respectively, due primarily to an increase in the number of systems under service contracts, increases in average service contract prices and incremental billable services associated with relocating certain customers systems.

Gross Profit. The Company's gross profit on product revenue decreased 44% to $21.0 million from $37.6 million for the quarters ended October 31, 1999 and 1998, respectively. The decrease is due primarily to lower revenues and increased fixed costs associated with the Company's two new manufacturing facilities. As a result product gross margins decreased to 49% from 55% for the three months ended October 31, 1999 and 1998, respectively. Going forward, margins could be adversely affected by lower than expected SPG product sales, product mix skewing toward older less expensive mask pattern generation equipment, or lower than anticipated margins in the laser direct imaging business (the Company's Interconnect Products Group) where the Company does not have significant prior experience or sales volumes. A substantial portion of the Company's international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although the Company has not been negatively impacted in the past by foreign currency fluctuations, such conditions could affect our international sales in future periods. A combination of some or all of these factors may have a material adverse effect on margins in the remainder of fiscal 2000.

The Company's gross profit on service revenue declined 22% to $1.6 million from $2.1 million for the quarters ended October 31, 1999 and 1998, respectively. Gross margin percentage on service revenue was 12% and 20% for the quarters ended October 31, 1999 and 1998, respectively. The decline in gross profit reflects higher costs due to a moderate increase in service personnel coupled with fewer systems under either installation or warranty. Service costs related to installation and warranty are charged to product costs. As the number of systems under installation and warranty decreases, service costs are proportionately higher.

Research, Development and Engineering. The Company's research, development and engineering expenses, net of third-party funding under cooperative development agreements, while down in dollars, increased as a percentage of revenue, from 22% in the quarter ended October 31, 1998 to 27% in the quarter ended October 31, 1999. This percentage increase reflects the Company's commitment to key development programs in a period of reduced unit demand. Funding received under cooperative development contracts was $1.4 million and $2.1 million for the quarters ended October 31, 1999 and 1998, respectively. Research and development expense in the remainder of fiscal 2000 could be higher than expected if the Company is unable to meet milestones necessary to secure funding under its cooperative development contracts.

Selling, General and Administrative. Selling, general and administrative expenses remained constant at $9.0 million, representing 16% and 11% of revenue, for the quarters ended October 31, 1999 and 1998, respectively. During the quarter ended October 31, 1999, the Company benefited from a reduction in its bad debt reserves as a significant past due receivable was collected immediately following the end of the quarter. This reduction was offset by increased overhead associated with the two new manufacturing facilities and costs associated with renegotiating bank credit lines.

Interest Expense. Interest expense for the quarters ended October 31, 1999 and 1998 was $0.1 million and $0.2 million, respectively.

Interest Income and Other, net. Interest and other income was $0.4 million and $0.9 million for the quarters ended October 31, 1999 and 1998, respectively. The decrease is mainly due to lower average cash balances available for investment and lower average interest rates earned on these balances.

Income Tax Provision. The Company recorded an income tax benefit of $0.3 million for the quarter ended October 31, 1999 and a provision for income taxes of $4.9 million for the quarter ended October 31, 1998. The Company's effective tax rate decreased from 34% in the quarter ended October 31, 1998 to 33% in the quarter ended October 31, 1999, primarily due to tax credits.

B. Liquidity and Capital Resources

In addition to its cash flows from operations the Company has entered into significant facility leases. In fiscal 1998 the Company entered into agreements with its landlords under which they agreed to make investments of up to $121.0 million for the construction of additional manufacturing facilities under operating lease arrangements. The Company has used approximately $110.0 million of the $121.0 million through October 31, 1999.

As of October 31, 1999, the Company had cash, cash equivalents, and marketable securities of $63.2 million, as compared to $58.9 million at July 31, 1999. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with other sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit (all of which was available at October 31, 1999), will provide adequate cash to fund its operations for at least the next twelve months. To the extent that such cash resources are insufficient to fund our activities, the Company would need to raise additional funds. There can be no assurance that the Company could obtain additional financing on reasonable terms or at all. If additional capital is raised through the sale of equity or debt securities, dilution of earnings per share could occur.

The major source of cash during the three months ended October 31, 1999 was $13.8 million provided by operating activities. The largest component was a $7.3 million increase in accounts payable caused by a delay in negotiating final payments to the Company's contractors for both the Hillsboro and Hayward construction projects. Fluctuations in accounts receivable, inventory and current liabilities for the three months ended October 31, 1999 were caused primarily by the timing of system orders, the timing of revenue recognition, variations in unit shipments and the timing of payments to vendors. The Company also sold marketable securities of $2.5 million during the period.

Major uses of cash during the period was $5.8 million of net capital expenditures for leasehold improvements, testing and process equipment and net repayments of $5.7 million to a third-party financing intermediary.

C. Certain Factors that May Affect Future Results

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

In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include, but are not limited to, the following: risks associated with the timely development and market acceptance of new products in an environment of rapid technological change, reduced or postponed orders as a result of changes in customers' planned capital spending, timely availablity of key components, delays in factory testing and acceptance, increased costs and manufacturing capacity associated with the addition of new facilities, ability of certain customers to finance new system purchases, the possibility of new products or technologies introduced by competitors, and material variations in financial results due to a delay in delivery of even one system. (See additional discussion contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Factors Affecting Company Results," set forth in Part II, Item 7 of the Company's Report on Form 10-K for the year ended July 31, 1999, which data is incorporated herein by reference.)

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

The Company has established a formal project with a project office and project team to address this issue and achieve Year 2000 (Y2K) Readiness. The Company has chosen the U.S. Government Accounting Office (GAO) Program Management Model, as modified, to manage and measure its progress. The project focuses on four key readiness areas: 1) Product readiness, addressing product functionality; 2) Supplier readiness, addressing the preparedness of our suppliers; 3) Internal infrastructure readiness, addressing mission-critical internal information technology (IT) and non IT systems; 4) Customer readiness, addressing customer preparedness and the Company's customer support. For each readiness area, the Company is systematically performing an enterprise wide risk assessment, implementing the GAO Program Management Model as a project, and developing contingency plans to mitigate unknown risk. The Company is also communicating with its customers, suppliers, employees and other third party business partners to reinforce awareness and to inform them of its progress toward Y2K Readiness. The Company is doing this through a variety of media. Etec's web site (www.etec.com) provides a comprehensive Y2K report on its efforts, the status of product testing and validation, and field implementation. As defined by Etec's Y2K Project, the Awareness and Assessment phases, representing 40% of the project effort, have been completed and the Renovation phase, representing 10% of the project effort is now complete. The Testing/Validation and Implementation phases have been completed.

Product Readiness: A single test suite is used to test all of the Company's products. This provides a complete assessment of potential Y2K impacts and precludes inefficient use of resources that would result from the performance of individual customer test suites. Etec has performed its testing in accordance with SEMATECH Year 2000 Test Scenarios guidelines. All of the Company's products have completed the renovation and validation phases. Field upgrades have been released, and the Company is installing these upgrades in its customers' systems through its standard Service Update Plan Process. The upgrade schedule is determined by customer requirements. The Company has upgraded, validated and tested approximately 99% of the systems requiring an upgrade.

Supplier Readiness: This aspect of the Y2K readiness program is focused on minimizing risk associated with the Company's suppliers by requesting satisfactory answers to two key questions: Are the supplier's products Y2K compliant; and, will the supplier continue production unaffected by Y2K problems? All of the Company's major suppliers were contacted using the SEMATECH Year 2000 Supplier Readiness Questionnaire. The Company has received responses from all of those contacted. The Company also identified suppliers critical to its ability to sustain product manufacturing over a short period of time. A critical supplier list was developed and the Company worked directly with those suppliers to determine their Y2K capability. The Company has developed contingency plans based upon this assessment.

Internal Infrastructure Readiness: The Company has completed an assessment of its IT and non-IT applications and its business processes. Suppliers of IT and non-IT applications or processes critical to sustaining the short run operating capability of the enterprise have been contacted to determine their capability to provide Y2K capable equipment, services and supplies. Additionally, contingency plans have been developed for these applications and processes.

The Company estimates that the total Y2K project costs will range from $5 to $8 million. Over 90% of these costs have been incurred with the remainder expected to be spent over the next two fiscal quarters. The Company is continuing its assessment and developing alternatives which will result in a further refinement of this estimate over time. There can be no assurance that this estimate will be sufficient or that actual costs will not differ materially from the current estimate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposures as set forth in Item 7A of its Annual Report on Form 10-K for the year ended July 31, 1999 have not changed significantly.

Part II - Other Information

Item 1. Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

Exhibit Number	Description
27	Financial Data Schedule

(b) Reports on Form 8-K: None.

ETEC SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 1999.

ETEC SYSTEMS, INC.

(Registrant)

By:	/s/ William D. Snyder

William D. Snyder
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ETEC SYSTEMS, INC.

INDEX OF EXHIBITS

Exhibit Number	Description
27	Financial Data Schedule