Form 10-Q
period 2000-01-31
ETEC SYSTEMS INC
filed 2000-03-09
CIK 851397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

22,271,632 shares of Common Stock were outstanding as of February 23, 2000.

ETEC SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

  Consolidated Balance Sheets -- July 31, 1999 and January 31, 2000

  Consolidated Statements of Income -- Three Months and Six Months ended January 31, 1999 and 2000

  Consolidated Statements of Cash Flows -- Six Months ended January 31, 1999 and 2000

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

ETEC SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

                                                        July 31,   January 31,
                                                         1999         2000
                                                     ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents..........................      $44,849       $45,293
Marketable securities..............................       14,075        10,192
Accounts receivable, less allowance for
 doubtful accounts of $2,279 and $1,079............       70,077        69,557
Inventory..........................................       94,390        99,911
Deferred tax assets................................       17,644        17,644
Other current assets...............................        9,224        12,313
                                                     ------------  ------------
 Total current assets..............................      250,259       254,910
Property, plant and equipment, net.................       50,532        51,993
Other assets.......................................        7,215         5,607
                                                     ------------  ------------
                                                        $308,006      $312,510
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................      $19,736       $19,331
Accrued and other liabilities......................       34,176        34,462
Taxes payable......................................        8,192         3,787
                                                     ------------  ------------
 Total current liabilities.........................       62,104        57,580
Deferred gain on sale of asset.....................        2,472         2,384
Other liabilities..................................        4,774         3,955
                                                     ------------  ------------
 Total liabilities.................................       69,350        63,919
                                                     ------------  ------------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $0.01 per share;
 10,000,000 shares authorized; none outstanding....         --            --
Common Stock, par value $0.01 per share;
 60,000,000 shares authorized; 21,488,267 and
 21,877,263 issued and outstanding.................          215           219
Warrants...........................................          600           600
Additional paid-in capital.........................      189,501       201,366
Accumulated other comprehensive income.............        1,592         1,732
Retained earnings .................................       46,748        44,674
                                                     ------------  ------------
 Total stockholders' equity........................      238,656       248,591
                                                     ------------  ------------
                                                        $308,006      $312,510
                                                     ============  ============

See the accompanying notes to these consolidated financial statements.

ETEC SYSTEMS, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

                                         Three Months Ended   Six Months Ended
                                            January 31,          January 31,
                                        -------------------  -------------------
                                            1999      2000       1999      2000
                                        --------- ---------  --------- ---------
Revenue:
  Products...........................    $42,352   $41,288   $111,181   $84,593
  Services...........................     10,684    13,945     20,753    27,367
                                        --------- ---------  --------- ---------
                                          53,036    55,233    131,934   111,960
                                        --------- ---------  --------- ---------
Cost of revenue:
  Products...........................     18,652    21,842     49,846    44,154
  Services...........................      9,336    11,483     17,343    23,301
                                        --------- ---------  --------- ---------
                                          27,988    33,325     67,189    67,455
                                        --------- ---------  --------- ---------
Gross profit.........................     25,048    21,908     64,745    44,505
                                        --------- ---------  --------- ---------
Operating expenses:
  Research, development and
   engineering.......................     13,712    14,859     30,844    29,955
  Selling, general and
   administrative....................      9,050     9,413     18,040    18,317

                                        --------- ---------  --------- ---------
                                          22,762    24,272     48,884    48,272
                                        --------- ---------  --------- ---------
Income/(loss) from operations........      2,286    (2,364)    15,861    (3,767)
Interest expense.....................       (159)     (111)      (312)     (191)
Interest income and other, net.......        408       436      1,302       862
                                        --------- ---------  --------- ---------
Income/(loss) before income tax
   provision (benefit)...............      2,535    (2,039)    16,851    (3,096)
Income tax provision/(benefit).......        862      (673)     5,729    (1,022)
                                        --------- ---------  --------- ---------
Net income/(loss)....................     $1,673   ($1,366)   $11,122   ($2,074)
                                        ========= =========  ========= =========

Net income/(loss) per share - basic..      $0.08    ($0.06)     $0.52    ($0.10)
                                        ========= =========  ========= =========

Shares used in per-share
  calculation - basic................     21,209    21,658     21,454    21,591
                                        ========= =========  ========= =========

Net income/(loss)
 per share - diluted.................      $0.08    ($0.06)     $0.51    ($0.10)
                                        ========= =========  ========= =========

Shares used in per-share
  calculation - diluted..............     21,868    21,658     22,021    21,591
                                        ========= =========  ========= =========

See the accompanying notes to these consolidated financial statements.

ETEC SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Six Months Ended
                                                               January 31,
                                                          ---------------------
                                                              1999       2000
                                                          ---------- ----------
Cash flows from operating activities:
Net income/(loss)........................................   $11,122    ($2,074)
Adjustments to reconcile net income/(loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization..........................     6,929      6,614
  Changes in assets and liabilities:
  Accounts receivable....................................       (88)    (5,464)
  Factoring of accounts receivable.......................     8,440      6,072
  Inventory..............................................   (10,539)    (5,521)
  Other assets...........................................    (8,032)    (1,481)
  Accounts payable.......................................     6,085       (405)
  Accrued and other liabilities..........................    (9,559)      (339)
                                                          ---------- ----------
    Net cash provided by (used in) operating activities..      4,358     (2,598)
                                                          ---------- ----------
Cash flows from investing activities:
  Purchases of marketable securitiest....................   (16,317)    (4,134)
  Sales of marketable securities.........................    28,695      8,017
  Capital expenditures for property and equipment, net...    (7,067)    (8,075)
                                                          ---------- ----------
    Net cash provided by (used in) investing activities..     5,311     (4,192)
                                                          ---------- ----------
Cash flows from financing activities:
  Repayment of debt and capital leases...................       (82)        --
  Repayment to intermediary..............................   (15,523)    (4,687)
  Repurchase of Common Stock ............................   (19,822)        --
  Proceeds from issuance of Common Stock.................     4,770     11,869
                                                          ---------- ----------
    Net cash (used in) provided by  financing activities.   (30,657)     7,182
                                                          ---------- ----------
Effect of exchange rate changes on cash..................       397         52
                                                          ---------- ----------
Net change in cash and cash equivalents..................   (20,591)       444
Cash and cash equivalents at the beginning
  of the period..........................................    63,600     44,849
                                                          ---------- ----------
Cash and cash equivalents at the end of the period.......   $43,009    $45,293
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest.................      $468       $170
                                                          ========== ==========

Cash paid during the period for income taxes.............   $10,170     $1,006
                                                          ========== ==========

Tax benefits from stock option activities................    $1,009     $2,249
                                                          ========== ==========

See the accompanying notes to these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

In the opinion of Etec's management, the accompanying unaudited balance sheets and related unaudited interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for inventory and bad debts. Actual results may differ materially from these estimates. Interim results are not necessarily indicative of results for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Etec Systems, Inc. Form 10-K for the fiscal year ended July 31, 1999.

We operate on a 52-week calendar. For clarity, fiscal periods are reported on a calendar month end.

Net Income Per Share

Basic net income/(loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed on the basis of the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net income/(loss) has not been adjusted for any period presented for purposes of computing basic and diluted net income/(loss) per share. Due to the net loss for the three months ended January 31, 2000, common stock equivalents outstanding of 974,479 are considered anti- dilutive and excluded from the calculation of net loss per share-diluted.

For purposes of computing diluted net income/(loss) per share, weighted average potential common shares do not include stock options with an exercise price that exceeds the average fair market value of our common stock for the period. The number of shares excluded from the computation for the quarter ended January 31, 1999 was 1,029,330 at an average exercise price of $46.39 and for the quarter ended January 31, 2000 was 187,035 shares at an average exercise price of $58.57.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. It supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133," is effective for all fiscal quarters and years beginning after June 15, 2000. We are in the process of determining the effect of adopting SFAS 133, which will be effective for our fiscal year 2001.

NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

We consider all highly liquid debt instruments having a maturity of three months or less to be cash equivalents.

All investments are considered available for sale. Investments classified as available for sale are recorded at fair value and any temporary difference between an investment's cost and fair value is recorded as a separate component of stockholders' equity. At January 31, 2000, these available for sale securities totaling approximately $29.9 million were included in cash and cash equivalents or marketable securities. The investment portfolio at January 31, 2000 is comprised of money market funds, corporate debentures and municipal obligations. Temporary differences between cost and fair value at July 31, 1999 and January 31, 2000 were not material.

NOTE 3 - INVENTORY

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                              July 31,    January 31,
                                                1999         2000
                                             -----------  -----------

  Purchased parts....................           $21,208      $17,267
  Work-in-process....................            44,641       54,203
  Spares.............................            28,541       28,441
                                             -----------  -----------
                                                $94,390      $99,911
                                             ===========  ===========

NOTE 4 - INCOME TAXES

We recorded a provision of $0.9 million and a benefit of $0.7 million for income taxes for the three months ended January 31, 1999 and 2000, respectively. Our benefit for income taxes for the three months ended January 31, 2000 reflects the tax benefit expected to be realized during the year or recognized as a deferred tax asset at the end of the year. Management will continue to evaluate the recoverability of the deferred tax assets in future periods.

NOTE 5 - COMPREHENSIVE INCOME

As of the first quarter of fiscal 1999, we adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires that unrealized gains or losses on investments and foreign currency translation adjustments be included in other comprehensive income. The components of comprehensive income are as follows (in thousands):

                                   Three Months Ended        Six Months Ended
                                       January 31,               January 31,
                                ------------------------  ------------------------
                                   1999         2000         1999         2000
                                -----------  -----------  -----------  -----------

  Net income/(loss).........        $1,673      ($1,366)     $11,122      ($2,074)
  Change in cumulative
   translation adjustments..         1,349          965        2,566          140
                                -----------  -----------  -----------  -----------
  Total comprehensive
   income/(loss).............       $3,022        ($401)     $13,688      ($1,934)
                                ===========  ===========  ===========  ===========

NOTE 6 - CONTINGENT LIABILITIES

Semiconductor-related industries have experienced substantial litigation regarding patent and other intellectual property rights. As is typical in the industry, we have from time to time received, and may in the future receive, communications from third parties alleging infringements of patents and other intellectual property rights. In the future, protracted litigation may be necessary to defend us against alleged infringement of others' rights. Any such litigation, even if we are ultimately successful in our defense, could result in substantial cost and diversion of time and effort by management. This in and of itself could have a material adverse effect on our business, financial condition and results of operations. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject Etec to significant liabilities (including treble damages under certain circumstances), require us to seek licenses from third parties, or prevent us from manufacturing or selling our systems.

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

NOTE 7 - OPERATING SEGMENT

We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

Etec designs, develops, manufactures, and markets patterning solutions that enable the production of semiconductor chips and printed circuit boards worldwide. Its products include electron-beam and laser-beam systems that produce high-precision masks, which are used to print circuit patterns onto semiconductor wafers, and laser direct imaging systems, which directly image patterns on printed circuit boards. We are organized into three product line operating segments: the Semiconductor Products Group ("SPG"), the Interconnect Products Group ("IPG"), and the Display Products Group ("DPG").

SPG's products include MEBES; electron beam systems, and ALTA; and CORE; laser beam systems. Sales of SPG products represented a majority of our revenue and gross margin. IPG makes and sells DigiRiteTM 2000 laser direct imaging systems. DPG is a development stage business and there can be no assurance that we will be able to introduce its products successfully into the market.

Segment operating expenses and assets include those items that can be specifically identified with or reasonably allocated to a particular segment. Operating segments do not sell products to each other, and accordingly, there are no intersegment revenues to be reported.

Information on reportable segments for the three and six months ended January 31, 1999 and 2000 are as follows (in thousands):

                                     SPG          IPG          DPG         Total
                                -----------  -----------  -----------  -----------

Three months ended January 31, 1999
Revenue....................        $53,036          --           --       $53,036
Operating income/(loss)....         $6,168      ($2,747)     ($1,135)      $2,286
Assets.....................       $323,676       $8,727       $3,410     $335,813

Three months ended January 31, 2000
Revenue....................        $54,258         $975          --       $55,233
Operating income/(loss)....         $4,545      ($6,121)       ($788)     ($2,364)
Assets.....................       $300,905       $9,474       $2,131     $312,510

Six months ended January 31, 1999
Revenue....................       $131,934          --           --      $131,934
Operating income/(loss)....        $23,589      ($5,812)     ($1,916)     $15,861
Assets.....................       $323,676       $8,727       $3,410     $335,813

Six months ended January 31, 2000
Revenue....................       $110,347       $1,613          --      $111,960
Operating income/(loss)....         $7,235      ($9,409)     ($1,593)     ($3,767)
Assets.....................       $300,905       $9,474       $2,131     $312,510

NOTE 8 - RESTRUCTURING

We recorded restructuring charges totaling $2.5 million in the quarter ended April 30, 1999. The restructuring charges comprise mainly severance costs related to the involuntary termination of 91 employees, of which 73 were based in Hayward, 12 in Oregon and 6 in France. These charges also include facility costs arising from the consolidation of the Company's European and Oregon operations.

The following table shows the components of the restructuring charge recorded in the fiscal year ended July 31, 1999 and the six months ended January 31, 2000 (in thousands):

                             Provision    Incurred                  Incurred
                            Fiscal Year  Fiscal Year     Balance   Six Months     Balance
                               Ended        Ended          at         Ended         at
                              July 31,     July 31,     July 31,    January 31,  January 31,
                                1999         1999         1999         2000         2000
                             -----------  -----------  -----------  -----------  ----------

  Severance and benefits....     $1,593       $1,189         $404         $226        $178
  Facilities closure costs
   and other................        922          460          462          300         162
                             -----------  -----------  -----------  -----------  ----------
  Total.....................     $2,515       $1,649         $866         $526        $340
                             ===========  ===========  ===========  ===========  ==========

Cash outlays were primarily made for severance and benefit costs. The balance due for severance and benefits at January 31, 2000 primarily relates to amounts due to French employees.

NOTE 9 - PENDING MERGER

On January 12, 2000, we announced that a definitive agreement had been reached with Applied Materials, Inc. to merge Etec with a subsidiary of Applied Materials, Inc. in a reverse triangular stock-for-stock merger. The merger is subject to regulatory review and certain other conditions, and will be accounted for as a pooling-of-interest business combination.

ETEC SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A. Results of Operations

Statements in this report that are prefaced with words such as "expects," "anticipates," "believes" and similar words and other statements of similar sense, are forward-looking statements. These statements are based on our current expectations and estimates as to prospective events and circumstances that may or may not be within our control and as to which there can be no firm assurances. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

Quarters Ended January 31, 1999 and January 31, 2000

Revenue. Revenues comprise primarily sales of our MEBES, CORE, and ALTA mask pattern generation systems, accessories and upgrades, and the provision of technical support, maintenance and other services on such products. Product revenue, as a percentage of total revenue, decreased from 80% in the quarter ended January 31, 1999 to 75% in the quarter ended January 31, 2000, while service revenues increased from 20% to 25% of total revenue over the same period. We recognized revenue on three SPG systems and one IPG system in the quarter ended January 31, 2000, compared to three SPG systems and one major upgrade in the quarter ended January 31, 1999. We derive most of our revenues from the sale of a small number of systems and upgrades. As such, any delay in the recognition of revenue for a single system or upgrade can have a material adverse effect on our consolidated results of operations in a particular period.

Product revenue decreased 3% to $41.3 million from $42.4 million for the quarters ended January 31, 2000 and 1999, respectively. The slight decrease is due primarily to lower sales of accessories. One system scheduled for shipment in the second quarter of fiscal 2000 was not accepted by a customer prior to the end of the quarter. After the close of the quarter, the customer accepted the system. We will recognize the associated revenue during the quarter ending April 30, 2000.

Service revenue increased 30% to $13.9 million from $10.7 million for the quarters ended January 31, 2000 and 1999, respectively, due to an increase in the number of systems under service contracts.

Gross Profit. Our gross profit on product revenue decreased 18% to $19.4 million from $23.7 million for the quarters ended January 31, 2000 and 1999, respectively. The decrease is due to an increase in excess and obsolete inventory reserves of approximately $1 million, increased fixed costs associated with our two new facilities and lower revenues. Because of these factors, product gross margins decreased to 47% from 56% for the three months ended January 31, 2000 and 1999, respectively. Going forward, margins could be adversely affected by lower than expected SPG product sales, product mix skewing toward older less expensive mask pattern generation equipment, or lower than anticipated margins in IPG where we do not have significant prior experience or sales volumes. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency fluctuations, such conditions could affect our international sales in future periods. A combination of some or all of these factors may have a material adverse effect on margins in the remainder of fiscal 2000.

Our gross profit on service revenue increased 92% to $2.5 million from $1.3 million for the quarters ended January 31, 2000 and 1999, respectively. Gross margin percentage on service revenue was 18% and 13% for the quarters ended January 31, 2000 and 1999, respectively. The increase in service margins reflects an increase in the number of systems under installation. Service costs related to installation are charged to product costs. As the number of systems under installation increases, service costs are proportionately lower.

Research, Development and Engineering. Our research, development and engineering expenses, net of third-party funding under cooperative development agreements, increased 8% to $14.9 million from $13.7 million for the quarters ended January 31, 2000 and 1999, respectively. This increase reflects the establishment of the "Advanced Reticle Solutions Center", increased activity in next generation development costs associated with our MEBES products and increased fixed costs associated with our new clean room facilities. Funding received under cooperative development contracts was $2.3 million and $2.0 million for the quarters ended January 31, 2000 and 1999, respectively. Research and development expense in the remainder of fiscal 2000 could be higher than expected if we are unable to meet milestones necessary to secure funding under cooperative development contracts.

Selling, General and Administrative. Selling, general and administrative expenses increased 4% to $9.4 million from $9.0 million for the quarters ended January 31, 2000 and 1999, respectively. This increase is due to increased overhead associated with our new facilities.

Income Tax Provision. We recorded an income tax benefit of $0.7 million for the quarter ended January 31, 2000 and a provision for income taxes of $0.9 million for the quarter ended January 31, 1999. Our effective tax rate decreased from 34% in the quarter ended January 31, 1999 to 33% in the quarter ended January 31, 2000, primarily due to tax credits.

Six Months Ended January 31, 1999 and January 31, 2000

Revenue. Product revenue decreased 24% to $84.6 million from $111.2 million for the six months ended January 31, 2000 and 1999, respectively. This large decrease reflects the sale of fewer systems in the first half of fiscal 2000. We sold seven SPG and two IPG systems for the six months ended January 31, 2000, as compared to ten SPG systems and one factory upgrade for the six months ended January 31, 1999.

Service revenue increased 32% to $27.4 million from $20.8 million for the six months ended January 31, 2000 and 1999, respectively, due to an increase in the number of systems under service contracts, increases in average service contract prices and incremental billable services associated with relocating certain customers' systems.

Gross Profit. Gross profit on product revenue decreased 34% to $40.4 million from $61.3 million for the six months ended January 31, 2000 and 1999, respectively. The decrease is due primarily to lower revenues and increased fixed costs associated with our two new manufacturing facilities. As a result of these factors, product gross margins decreased to 48% from 55% for the six months ended January 31, 2000 and 1999, respectively.

Gross profit on service revenue increased 19% to $4.1 million from $3.4 million for the six months ended January 31, 2000 and 1999, respectively. Gross margin percentage on service revenue was 15% and 16% for the six months ended January 31, 2000 and 1999, respectively. The decline in gross profit percentage reflects higher costs due to a moderate increase in service personnel offset by an increase in the number of systems under installation and warranty.

Research, Development and Engineering. Our research, development and engineering expenses, net of third-party funding under cooperative development agreements, decreased 3% to $30.0 million from $30.8 million for the six months ended January 31, 2000 and 1999, respectively. Funding received under cooperative development contracts was $3.7 million and $4.1 million for the six months ended January 31, 2000 and 1999, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased to $18.3 million from $18.0 million, representing 16% and 14% of revenue, for the six months ended January 31, 2000 and 1999, respectively. During the six months ended January 31, 2000, we benefited from a reduction in our bad debt reserves as a significant past due receivable was collected. This reduction was offset by increased overhead associated with the two new manufacturing facilities and costs associated with renegotiating bank credit lines.

Interest Income and Other, net. Interest and other income was $0.9 million and $1.3 million for the six months ended January 31, 2000 and 1999, respectively. The decrease is mainly due to lower average cash balances available for investment.

Income Tax Provision. We recorded an income tax benefit of $1.0 million for the six months ended January 31, 2000 and a provision for income taxes of $5.7 million for the six months ended January 31, 1999. Our effective tax rate decreased from 34% in the six months ended January 31, 1999 to 33% in the six months ended January 31, 2000, primarily due to tax credits.

B. Liquidity and Capital Resources

As of January 31, 2000, we had cash, cash equivalents and marketable securities of $55.5 million, as compared to $58.9 million at July 31, 1999. We believe that existing cash balances (including cash equivalents and marketable securities), together with other sources of liquidity, including cash flows from operating activities and amounts available under the existing $50.0 million revolving line of credit (all of which was available at January 31, 2000), will provide adequate cash to fund our operations for at least the next 12 months. To the extent that such cash resources are insufficient to fund our activities, we would need to raise additional funds. There can be no assurance that we could obtain additional financing on reasonable terms or at all. If additional capital is raised through the sale of equity or debt securities, dilution of earnings per share could occur.

The major source of cash during the six months ended January 31, 2000 was $11.9 million proceeds from issuance of Common Stock due to increased employee stock option exercises. Fluctuations in accounts receivable, inventory and current liabilities for the six months ended January 31, 2000 were caused primarily by the timing of system orders, the timing of revenue recognition, variations in unit shipments, factoring of accounts receivable and the timing of payments to vendors. We also sold marketable securities of $8.0 million during the period.

The major uses of cash during the period were $8.1 million of net capital expenditures for leasehold improvements and testing and process equipment, net repayments of $4.7 million to a third-party financing intermediary, and purchases of marketable securities totaling $4.1 million.

C. Certain Factors that May Affect Future Results

In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect our financial results include, but are not limited to, the following: risks associated with the timely development and market acceptance of new products in an environment of rapid technological change, reduced or postponed orders as a result of changes in customers' planned capital spending, timely availability of key components, delays in factory testing and acceptance, increased costs and manufacturing capacity associated with the addition of new facilities, ability of certain customers to finance new system purchases, the possibility of new products or technologies introduced by competitors, the cyclicality of the maskmaking and semiconductor industries, inventory exposure associated with the manufacturing of a system without a firm order due to our relatively low current backlog, changes in mask or semiconductor manufacturing processes that could eliminate the need for newer generation of maskmaking systems , unexpected reductions in third-party R&D funding, failure of sole source suppliers to provide components, loss of a customer from Etec's relatively small base of customers and material variations in financial results due to a delay in delivery of even one system. In addition, the pending merger with Applied Materials could have a material adverse effect in customers' purchasing decisions. (See additional discussion contained in "Risk Factors - Trends and Uncertainties Relating to Etec" set forth in the Registration Statement on Form S-4 of Applied Materials, Inc. (File No. 333-96427), which is incorporated herein by reference).

Year 2000 Readiness Disclosure

Computer programs and systems that make use of dates represented by only two digits (98 rather than 1998) may not operate properly in and after the year 2000. Two digit fields can cause problems with sorting, mathematical calculations and comparisons when working with years outside the range of 1900 through 1999. The problem also potentially extends to any systems or devices that include embedded technology such as microchips. The risks to us, and our mitigation efforts and contingency plans, have been disclosed in our most recent annual and quarterly reports on Forms 10-K and 10-Q. Those disclosures are still correct. The following information updates those disclosures.

We have completed all major Year 2000 projects. With the passage of most critical dates, including the commencement of our 2000 fiscal year, January 1, 2000 and February 29, 2000, we and our significant suppliers and customers experienced no significant disruptions due to the Year 2000 issue. Based on this experience, we currently expect no significant disruptions in the future as a result of the Year 2000 issue or the fact that 2000 is a leap year. Accordingly, the Year 2000 issue has not had, and is not currently expected to have, any material adverse effect on our financial condition, results of operations or liquidity.

This information is subject to the same risks and uncertainties outlined in prior disclosures. The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended July 31, 1999, have not changed significantly.

Part II - Other Information

Item 1. Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on December 1 Matters voted upon at the meeting included: 1) Election of directors (listed below) The following directors were elected to hold office until the Annual Meeting of Stockholders of the Company:
            Directors          Affirmative  Withheld
    -------------------------  -----------  ---------
    Stephen E. Cooper          19,466,872    302,074
    Takeshi (John) Suzuki      19,475,264    293,682
    Edward L. Gelbach          19,465,453    303,493
    John M. McBennett          19,473,189    295,757
    William J. Ryan            19,466,301    302,645
    William T. Siegle          18,967,468    801,478
    Thomas M. Trent            19,474,874    294,072
    Robert M. Wehrli           19,471,099    297,847

  2) Approval of increase in number of shares of Common Stock ava for issuance under the 1995 Omnibus Incentive Plan by 800,000 shares:

    Votes in the affirmative:  12,756,783
    Votes in the negative:      6,925,448
    Votes adstained:               86,715

  3) Approval of increase in number of shares of Common Stock ava for issuance under the 1995 Directors' Stock Option Plan by 5 shares:

    Votes in the affirmative:  15,313,565
    Votes in the negative:      4,220,887
    Votes adstained:               87,425
    Broker non-votes:             147,069

  4) Approval of increase in number of shares of Common Stock ava for issuance under the 1995 Employee Stock Purchase Plan by 2 shares:

    Votes in the affirmative:  19,335,987
    Votes in the negative:        201,135
    Votes adstained:               84,755
    Broker non-votes:             147,069

  5) Ratification of the appointment of PricewaterhouseCoopers LL independent public accountants for the Company for the fiscal ending July 31, 2000

    Votes in the affirmative:  19,689,667
    Votes in the negative:          8,502
    Votes adstained:               70,777

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

Exhibit No.	Description
2.1

Incorporated by reference to exhibit filed with Current Report on Form 8-K dated January 12, 2000. Agreement and Plan of Reorganization dated January 12, 2000 by and among Etec Systems, Inc., Applied Materials, Inc. and Boston Acquisition Sub, Inc.

10.29	Mutual Reciprocal Easement Agreement between Greenstone Development, LLC. and Etec Systems, Inc.

27	Financial Data Schedule.

  Reports on Form 8-K:

A Current Report on Form 8-K, dated February 16, 2000, was filed reporting earnings for the second quarter fiscal 2000. This item was reported under Item 5 - "Other Events" of Form 8-K.

A Current Report on Form 8-K, dated January 31, 2000, was filed reporting that we will report lower than expected revenues for our second quarter fiscal 2000. This item was reported under Item 5 - "Other Events" of Form 8-K.

A Current Report on Form 8-K, dated January 12, 2000, was filed reporting that we have entered into a definitive agreement with Applied Materials, Inc. to merge the two companies in a stock-for-stock merger. This item was reported under Item 1 - "Changes in Control of Registrant" of Form 8-K.

ETEC SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2000.

ETEC SYSTEMS, INC.

(Registrant)

By:	/s/ William D. Snyder

William D. Snyder
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ETEC SYSTEMS, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
2.1

Incorporated by reference to exhibit filed with Current Report on Form 8-K dated January 12, 2000. Agreement and Plan of Reorganization dated January 12, 2000 by and among Etec Systems, Inc., Applied Materials, Inc. and Boston Acquisition Sub, Inc.

10.29	Mutual Reciprocal Easement Agreement between Greenstone Development, LLC. and Etec Systems, Inc.

27	Financial Data Schedule.